Form 10QSB
period 2006-09-30
Zandaria Ventures Inc.
filed 2006-11-16
CIK 1334589

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended September 30, 2006

[   ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period                    to
                                   ------------------    -----------------------

                  Commission File Number   333-127389
                                           ----------



                             ZANDARIA VENTURES INC.
 -------------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

1460 Barclay Street, Suite 701
Vancouver, British Columbia, Canada                          V6G 1J5
-----------------------------------------              ---------------------
(Address of principal executive offices)               (Postal or Zip Code)


Issuer's telephone number, including area code:       1-888-255-0076
                                               -------------------------


                                      None
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company  (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [  X  ]     No  [    ]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,750,000 Shares of $0.001 par value common stock outstanding as of November 15, 2006.

                             ZANDARIA VENTURES INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

                               September 30, 2006

                             (Stated in US Dollars)


                             Prepared by Management

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                         September 30 and March 31, 2006
                             (Stated in US Dollars)

                                                                               September 30,         March 31,
ASSETS                                                                             2006                 2006
------                                                                             ----                 ----
Current
    Cash                                                                    $              525   $           5,671
     Prepaid expenses                                                                      500                   -
                                                                            ------------------   -----------------
                                                                            $            1,025   $           5,671
                                                                            ==================   =================


LIABILITIES

Current
    Accounts payable and accrued liabilities                                $            9,500   $          11,493
     Notes payable                                                                       5,900                   -
                                                                            ------------------   -----------------

                                                                            $           15,400   $          11,493

STOCKHOLDER'S EQUITY

Capital stock
    Authorized:
            75,000,000  common shares with a par value of $0.001
    Issued and outstanding:
             7,750,000  common shares (March 31, 2006: 7,750,000)                        7,750               7,750
Additional paid-in capital                                                              12,350              12,350
Deficit accumulated during the pre-exploration stage                                   (34,475)            (25,922)
                                                                            ------------------   -----------------

                                                                                       (14,375)             (5,822)
                                                                            -------------------  ------------------

                                                                            $            1,025   $           5,671
                                                                            ==================   =================



Nature and Continuance of Operations (Note 1)



                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                     For the six months ended September 30,
               2006 and 2005 and for the period February 23, 2005
                    (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)

                                                                                                               Cumulative from
                                                                                                              February 23, 2005
                                                  Three months ended                 Six months ended        (Date of Inception)
                                                    September 30,                     September 30,           to September 30,
                                                2006             2005           2006                2005             2006
                                                ----             ----           ----                ----             ----
Expenses
--------
Management fees                            $       -       $        -        $    2,300      $          -      $      4,100
Professional fees                               2,569           4,300             4,069             4,600            23,088
Consulting fees                                  (495)              -                 -                 -                 -
Organizational costs                                -               -                 -                 -               500
Geological, mineral, prospect costs                 -               -                 -                 -             2,500
General and administrative costs                2,161             598             2,184               734             4,287
                                           ----------      ----------        ----------       -----------      ------------

Net loss for the period                    $   (4,235)     $   (4,898)       $   (8,553)     $     (5,334)     $    (34,475)
                                           ==========      ==========        ==========       ===========      =============

Basic and diluted loss per share                                             $    (0.00)     $      (0.00)
                                                                             ==========       ===========

Weighted average number of shares
 outstanding                                                                  7,750,000         7,750,000
                                                                             ==========       ===========



                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                     For the period ended September 30, 2006
                  and 2005 and for the period February 23, 2005
                    (Date of Inception) to September 30, 2006
                             (Stated in US Dollars)

                                                                                                        Cumulative from
                                                                                                       February 23, 2005
                                                                            Six months ended           (Date of Inception)
                                                                             September 30,              to September 30,
                                                                        2006                 2005             2006
                                                                        ----                 ----             ----
Operating Activities
    Net loss for the period                                     $         (8,553)      $       (5,334)  $        (34,475)
    Adjustments to reconcile loss to cash used by
     operating activities:
       Shareholder advances                                                    -                    -                  -
       Prepaid expenses                                                     (500)                   -               (500)
          Notes payable                                                    5,900                    -              5,900
       Accounts payable and accrued liabilities                           (1,993)                (101)             9,500
                                                                -----------------     ----------------  -----------------

                                                                          (5,146)              (5,435)           (19,575)

Investing Activities                                                           -                    -                  -
                                                                -----------------     ----------------  -----------------

Financing Activities
    Common stock issued for cash                                               -                    -             20,100
                                                                -----------------     ----------------  -----------------


Increase (decrease) in cash during the period                             (5,146)              (5,435)               525

Cash, beginning of the period                                              5,671               15,880                  -
                                                                -----------------     ----------------  -----------------

Cash, end of the period                                         $            525       $       10,445   $            525
                                                                =================     ================  =================



                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
             for the period February 23, 2005 to September 30, 2006
                             (Stated in US Dollars)

                                                                                     Deficit
                                                                                   Accumulated
                                             Common Stock           Additional     During the
                                      Number of                      Paid-in      Exploration
                                       Shares         Amount         Capital         Stage           Total
                                       ------         ------         -------         -----           -----
Balance, February 23, 2005                    -   $        -      $         -     $          -  $         -

Shares issued at $0.001               2,500,000        2,500                -                -        2,500
Shares issued at $0.003                 700,000          700            1,400                -        2,100
Shares issued at $0.0025              4,000,000        4,000            6,000                -       10,000
Shares issued at $0.01                  550,000          550            4,950                -        5,500
Net loss for the period                       -            -                -             (820)        (820)
                                    -----------  -----------      -----------     ------------  -----------
Balance, March 31, 2005               7,750,000   $    7,750      $    12,350     $      (820)  $    19,280

Net loss for the period                       -            -                -          (25,102)     (25,102)
                                    -----------  -----------      -----------     ------------  -----------

Balance, March 31, 2006               7,750,000   $    7,750      $    12,350     $    (25,922) $   (5,822)

Net loss for the period                       -            -                -           (8,553)     (8,553)
                                    -----------  -----------      -----------     ------------  -----------
Balance, September 30, 2006           7,750,000   $    7,750      $    12,350     $    (34,475) $  (14,375)
                                    ===========  ===========      ===========     ============  ===========



                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2006


Note 1   Nature and Continuance of Operations
         ------------------------------------
         The Company was incorporated in the State of Nevada on February 23, 2005 and is in the exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

         These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $34,475 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

         The Company has adopted March 31 as its fiscal year-end.

Note 2   Summary of Significant Accounting Policies
         ------------------------------------------
         Basis of Presentation
         ---------------------
         The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. Actual results may vary from these estimates.

         The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized as follows:

ZANDARIA VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 - Page 2


Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

         Exploration Stage Company
         -----------------------------
         The Company complies with Financial Accounting Standard Board Statement ("FAS") No. 7 and The Securities and Exchange Commission Exchange Act Guide 7 for its characterization of the Company as pre-exploration stage.

         Mineral Property Costs
         ----------------------
         Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. From that time forward, the Company will capitalize all costs to the extent that future cash flows from mineral reserves equal or exceed the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production. Costs related to site restoration programs will be accrued over the life of the project. To date, the Company has not established any proven reserves on its mineral properties.

         Financial Instruments
         ---------------------
         The carrying value of cash, accounts payable and accrued liabilities and due to shareholder approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

         Environmental Costs
         -------------------
         Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

ZANDARIA VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 - Page 3


Note 2   Summary of Significant Accounting Policies - (cont'd)
         ------------------------------------------

         Income Taxes
         ------------
         The Company uses the assets and liability method of accounting for income taxes pursuant to FAS No. 109 "Accounting for Income Taxes". Under the assets and liability method of FAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Basic and Diluted Loss Per Share
         --------------------------------
         The Company reports basic loss per share in accordance with the FAS No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period. Diluted loss per share has not been provided as there are no additional securities, financial instruments or other items that could affect earnings per share.

         New Accounting Standards
         ------------------------
         Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 3   Mineral Property
         ----------------
         On  April  5,  2005,   the  Company  entered  into a purchase  and sale
         agreement, which was amended on April 6, 2006, to acquire a 100% interest in a mineral claim located in British Columbia, Canada.

         In order to earn the interest, the Company is required to:

a)       pay $2,500 on execution of the agreement (paid March 29, 2005);
b)       pay $1,000 for amendment of the agreement (not paid);
c)       pay $17,500 on or before April 5, 2007

         This agreement is subject to a 2 1/2% net smelter royalty and a 7 1/2% gross rock royalty for a total of $20,000.

ZANDARIA VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006 - Page 4


Note 4   Related Party Transaction
         -------------------------
         The Company incurred $2,300 ($1,800 - March 31, 2006) for management fees to the President and CEO of the Company.

Note 5   Notes Payable
         ------------------
         The notes payable are payable upon demand and bears no interest. The holder has an option to convert a portion or all of the Principal amount into common shares of the Company at the rate of $0.001 per share. $900 of the convertible notes payable belongs to the President and CEO of the Company.

         August 4, 2006           $5,000.00
         September 1, 2006           900.00
                               ------------
                                  $5,900.00

Note 6   Other Events
         -----------------
         The Company's registration statement on Form SB-2 with the Securities and Exchange Commission for the public distribution of 5,250,000 common shares by existing shareholders was declared effective September 11, 2006.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.


Item 2. Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase one and two exploration programs on the Chip claims consisting of a geological mapping, prospecting and geochemical sampling. We anticipate that these exploration programs will cost approximately $8,600 and $34,000 respectively. To date, we have not commenced exploration on the Chip claims.

We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. We will also require an additional $17,500 in order to exercise the option respecting the Chip property.

Total expenditures over the next 12 months are therefore expected to be $75,100.

While we have enough funds to cover the estimated cost of the phase one exploration program, we will require additional funding in order to cover administrative costs, phase two exploration costs and any additional recommended exploration on the Chip claims following the completion of the phase two program. Our current cash on hand is sufficient for approximately six months. We will have to raise additional funds within that time period in order to affect our plan of operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results of Operations for the Period Ended September 30, 2006

We did not earn any revenues during the six-month period ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Chip claims, which is doubtful.

We incurred operating expenses in the amount of $8,553 for the six-month period ended September 30, 2006. These operating expenses were comprised of professional fees of $4,069, management fees of $2,300 and general and administrative costs of $2,184.

Our net loss for the six-month period ended September 30, 2006 increased slightly from the comparative period in fiscal 2005 (2006: $8,553; 2005: $5,334) due to an increase in management fees paid to our president and an increase in general and administrative costs.

At September 30, 2006, we had total assets of $1,025, consisting of $525 in cash and prepaid expenses of $500. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $9,500 and a note payable from our president for $5,900.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. This evaluation was conducted by Steven Cozine, our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effective of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, our chief executive officer and principal accounting officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.


PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities


None.


Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Report on Form 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2006


Zandaria Ventures Inc.


/s/ Steven Cozine
------------------------------
Steven Cozine, President