Form 10QSB
period 2006-12-31
Zandaria Ventures Inc.
filed 2007-02-15
CIK 1334589

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the period ended December 31, 2006

[    ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the transition period         to
                                   -------    --------

                  Commission File Number   333-127389
                                           ----------



                             Zandaria Ventures Inc.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
--------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
--------------------------------
incorporation or organization)
------------------------------

1460 Barclay Street, Suite 701
Vancouver, British Columbia, Canada                       V6G 1J5
----------------------------------------       ----------------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code: 1-888-255-0076



                                      None
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  X  ]   No  [    ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,750,000 Shares of $0.001 par value common stock outstanding as of February 14, 2007.

                             ZANDARIA VENTURES INC.

                         (An Exploration Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                   (Unaudited)

                                December 31, 2006

                             (Stated in US Dollars)
                             ----------------------

                             Prepared by Management

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             INTERIM BALANCE SHEETS
                         December 31 and March 31, 2006
                             (Stated in US Dollars)
                             ----------------------

                                                                               December 31,          March 31,
ASSETS                                                                             2006                 2006
------                                                                             ----                 ----
Current
    Cash                                                                    $              443   $           5,671
     Prepaid expenses                                                                      500                  -
                                                                            --------------------   ----------------

                                                                            $              943   $           5,671
                                                                            ==================   =================


LIABILITIES
-----------

Current
    Accounts payable and accrued liabilities                                $           19,097   $          11,493
     Notes payable                                                                       5,900                   -
                                                                            -----------------    -----------------

                                                                            $           24,997   $          11,493

STOCKHOLDER'S EQUITY

Capital stock
    Authorized:
            75,000,000  common shares with a par value of $0.001
    Issued and outstanding:
             7,750,000  common shares (March 31, 2006: 7,750,000)                        7,750               7,750
Additional paid-in capital                                                              12,350              12,350
Deficit accumulated during the pre-exploration stage                                   (44,154)            (25,922)
                                                                            ------------------   -----------------

                                                                                       (24,054)             (5,822)
                                                                            -------------------  ------------------

                                                                            $              943   $           5,671
                                                                            ==================   =================



Nature and Continuance of Operations (Note 1)



                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
             For the six months ended December 31, 2006 and 2005 and
   for the period February 23, 2005 (Date of Inception) to December 31, 2006
                             (Stated in US Dollars)
                             ----------------------

                                                                                                          Cumulative from
                                                                                                         February 23, 2005
                                        Three months ended                Nine months ended            (Date of Inception)
                                             December 31,                         December 31,             to December 31,
                                        2006           2005             2006                2005                 2006
                                        ----           ----             ----                ----                 ----
Expenses

Management fees                    $          -    $        -       $       2,300    $            -    $            4,100
Professional fees                         2,450          3,184              6,519             8,650                25,538
Consulting fees                               -              -                  -                 -                      -
Organizational costs                          -              -                  -                 -                   500
Geological, mineral, prospect costs       6,452              -              6,452                -                  8,952
General and administrative costs            777             20              2,961               238                 5,064
                                   ------------    ------------  -----------------  --------------     -------------------

Net loss for the period            $     (9,679)   $    (3,204)     $     (18,232)    $      (8,888)   $          (44,154)
                                   =============   ============  =================  ===============    ===================

Basic and diluted loss per share   $      (0.00)   $    (0.00)      $       (0.00)    $      (0.00)
                                   ============    ===========   ================== ===============

Weighted average number of shares
 outstanding                          7,750,000      7,750,000          7,750,000         7,750,000
                                   ============    ============  ================== ===============












                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
              For the period ended December 31, 2006 and 2005 and
   for the period February 23, 2005 (Date of Inception) to December 31, 2006
                             (Stated in US Dollars)
                             ----------------------

                                                                                                             Cumulative from
                                                                                                            February 23, 2005
                                                                           Nine months ended               (Date of Inception)
                                                                              December 31,                   to December 31,
                                                                        2006                 2005                  2006
                                                                        ----                 ----                  ----
Operating Activities
    Net loss for the period                                     $          (18,232)   $          (8,888)  $             (44,154)
    Adjustments to reconcile loss to cash used by
     operating activities:
       Shareholder advances                                                      -                    -                      -
       Prepaid expenses                                                       (500)                   -                    (500)
          Notes payable                                                      5,900                    -                   5,900
       Accounts payable and accrued liabilities                              7,604                    -                  19,097
                                                                ------------------    -----------------   ---------------------
                                                                            (5,228)              (8,888)                (19,657)

Investing Activities                                                            -                     -                       -
                                                                ------------------    -----------------   ----------------------

Financing Activities
    Common stock issued for cash                                                 -                    -                  20,100
                                                                ------------------    -----------------   ----------------------

Increase (decrease) in cash during the period                               (5,228)              (8,888)                    443

Cash, beginning of the period                                                5,671               15,880                       -
                                                                ------------------    -----------------   ----------------------

Cash, end of the period                                         $              443    $           6,392   $                 443
                                                                ==================    =================   ======================










                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
              for the period February 23, 2005 to December 31, 2006
                             (Stated in US Dollars)
                             -----------------------

                                                                                                    Deficit
                                                                                                  Accumulated
                                                            Common Stock           Additional      During the
                                                      Number of                      Paid-in      Exploration
                                                       Shares         Amount         Capital         Stage           Total
                                                       ------         ------         -------         -----           -----
                Balance, February 23, 2005                     -   $        -      $       -       $       -      $          -
                Shares issued at $0.001                2,500,000           2,500                                         2,500
                Shares issued at $0.003                  700,000             700        1,400              -             2,100
                Shares issued at $0.0025               4,000,000           4,000        6,000              -            10,000
                Shares issued at $0.01                   550,000             550        4,950              -             5,500
                Net loss for the period                        -               -            -            (820)            (820)
                                                    ------------    -------------  ----------     ------------    -------------
                Balance, March 31, 2005                7,750,000    $      7,750   $   12,350      $     (820)    $     19,280

                Net loss for the period                        -               -            -         (25,102)         (25,102)

                Balance, March 31, 2006                7,750,000    $      7,750   $   12,350      $  (25,922)    $     (5,822)

                Net loss for the period                        -               -            -         (18,232)         (18,232)
                                                    ------------    -------------  ----------     ------------    -------------
                Balance, December 31, 2006             7,750,000    $      7,750    $    12,350     $ (44,154)      $  (24,054)
                                                   =============================================================================









                            See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2006


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

             These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $44,154 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

         The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized as follows:

ZANDARIA VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 - Page 2


Note 2   Summary of Significant Accounting Policies - (cont'd)
         -----------------------------------------------------

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

ZANDARIA VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 - Page 3


Note 2   Summary of Significant Accounting Policies - (cont'd)
         -----------------------------------------------------

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

ZANDARIA VENTURES INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 - Page 3


Note 3   Mineral Property  - (Cont'd)

         The Company commenced an initial prospecting and silt sampling program in December 2006 and incurred $6,452.


Note 4   Related Party Transaction
         -------------------------
             The  Company   incurred  $2,300  ($1,800  -  March  31,  2006)  for
         management fees to the President and CEO of the Company.

         Included in accounts payable is $1,400 owing to the President and CEO of the Company. This amount is unsecured, non-interest bearing and have no specific terms of repayment.


Note 5  Notes Payable
        -------------
         The notes payable are payable upon demand and bears no interest. The holder has an option to convert a portion or all of the Principal amount into common shares of the Company at the rate of $0.001 per share. $900 of the convertible notes payable belongs to the President and CEO of the Company.

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

Results of Operations for the Period Ended December 31, 2006

We did not earn any revenues during the nine-month period ended December 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Chip claims, which is doubtful.

We incurred operating expenses in the amount of $18,232 for the nine-month period ended December 31, 2006. These operating expenses were comprised of professional fees of $6,519, geological, minerals and prospect costs of $6,452, general and administrative costs of $2,961 and management fees of $2,300.

Our net loss for the nine-month period ended December 31, 2006 increased significantly from the comparative period in fiscal 2005 (2006: $18,232; 2005:
$8,888) primarily due to an increase geological, mineral and prospect costs.

At December 31, 2006, we had total assets of $943, consisting of $443 in cash and prepaid expenses of $500. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $19,097 and a note payable from our president for $5,900.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Steven Cozine, our chief executive officer and principal accounting officer.

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

February 14, 2007


Zandaria Ventures Inc.


/s/ Steven Cozine
------------------------
Steven Cozine, President