Form 10KSB
period 2007-03-31
Zandaria Ventures Inc.
filed 2007-07-16
CIK 1334589

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______


Commission file number: 333-127389

                              ZANDARIA VENTURES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    NEVADA                          333-127389             APPLIED FOR
----------------------------       ------------       --------------------------
(State or other jurisdiction       (Commission        (IRS Employer
of incorporation)                   file number)         Identification No.)


2300 PALM BEACH LAKES BLVD SUITE 218
WEST PALM BEACH FL                                       33409
----------------------------------------            -----------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (561) 697-8751



Securities registered pursuant to Section 12(b) of the Exchange Act:  None


Securities registered pursuant to Section 12(g) of the Exchange Act:

          Common Stock, Par Value $0.001 Per Share

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes [X]   No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [_] No [X]



State  issuer's  revenues for its most recent  fiscal year ended March 31, 2007:
$0.00



Of the 7,750,000 shares of voting stock of the registrant issued and outstanding as of March 21, 2007, 5,250,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on July 10, 2007: US $6,562,500.



Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB and the information incorporated by reference includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Various statements, estimates, predictions, and projections stated under "Risk Factors," "Management's Discussion and Analysis or Plan of Operations" and "Business," and elsewhere in this Annual Report are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements appear in a number of places in this Annual Report and include statements regarding the intent, belief or current expectations of Madison Explorations, Inc. or our officers with respect to, among other things, the ability to successfully implement our exploration strategies, including trends affecting our business, financial condition and results of operations. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of the related business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. These statements are based upon a number of assumptions and estimates, which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that could affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following:

     -    our ability to successfully implement our exploration strategies;
     - the success or failure of our exploration activities and other opportunities that we may pursue;
     - changes in the availability of debt or equity capital and increases in borrowing costs or interest rates;
     - changes in regional and national business and economic conditions, including the rate of inflation;
     - changes in the laws and government regulations applicable to us; and increased competition.

Stockholders and other users of this Annual Report on Form 10-KSB are urged to carefully consider these factors in connection with the forward-looking statements. We do not intend to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

                            ZANDARIA VENTURES, INC.

                                TABLE OF CONTENTS

                                                                     Page Number
                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS                                              5
ITEM 2   DESCRIPTION OF PROPERTY                                             16
ITEM 3   LEGAL PROCEEDINGS                                                   16
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

                                    PART II

ITEM 5   MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS                                                             17
ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           18
ITEM 7   FINANCIAL STATEMENTS                                                22
ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                               22
ITEM 8A  CONTROLS AND PROCEDURES                                             22

                                    PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 23
ITEM 10    EXECUTIVE COMPENSATION                                            25
ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                   26
ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    27
ITEM 13    EXHIBITS AND REPORTS ON 8-K                                       27
ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            28

FINANCIALS                                                                  F-1

SIGNATURES                                                                   40

                                     PART I


ITEM 1 - Description of Business

     We were incorporated on February 23, 2005 under the laws of the state of Nevada. On that date, Steven Cozine was appointed as our sole director. As well, Mr. Cozine was appointed as our president, secretary, treasurer and chief executive officer.

     We intend to commence operations as an exploration stage company. We will be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. We own a 100% beneficial interest in one mineral claim known as the Chip claims. There is no assurance that a commercially viable mineral deposit exists on the Chip claims. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

     Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. We have not yet commenced the initial phase of exploration on the Chip claims. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

     Our plan of operation is to conduct exploration work on the Chip claims in order to ascertain whether it possesses economic quantities of gold, silver and copper. There can be no assurance that an economic mineral deposit exists on the Chip claims until appropriate exploration work is completed.

     Even if we complete our proposed exploration programs on the Chip claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Chip Claims Purchase Agreement

     On April 5, 2005, we entered into a mineral purchase and sale agreement with Richard Simpson of Vancouver, British Columbia, whereby he sold to us a 100% undivided right title and interest in three mineral claims, subject to a 2.5% net smelter royalty and a 7.5% gross rock royalty, located in the Lillooet Mining Division of British Columbia, Canada. A net smelter royalty is a percentage of the amount of money that we would receive from the sale of minerals from the property to a smelter, less refining charges, ore treatment charges, penalties and transportation costs. The net smelter royalty only applies to metals. We can purchase 1.5% of the net smelter royalty for $1,000,000 within 12 months of the commencement of commercial production. We must pay Mr. Simpson advance annual royalties of $25,000 commencing on April 5, 2008.

     A gross rock royalty is a percentage of proceeds we receive from the sale of rock taken from the property, less treatment costs, transport fees, marketing costs and taxes. The gross rock royalty applies to the sale of non-metals from the property such as coal, petroleum products, soil, sand and gravel. There is no expectation that any of these non-metals will be identified on the Chip claims, but the vendor of the property has included the gross rock royalty in the agreement in case any of these products are discovered.

     In accordance with the agreement, as amended on April 4, 2006, we paid $2,500 to Mr. Simpson on March 29, 2005 and are indebted an additional $1,000 to him on August 10, 2006 for an extension of the agreement. In order to complete our acquisition of the Chip claims, we must pay an additional $18,500 to Mr. Simpson by April 5, 2008.

Location and Access

     The Chip claims are located 15 kilometers south-southwest of the village of Bralorne in south-western British Columbia. The property is accessed by helicopter from the town of Pemberton, 25 kilometers to the southwest. Alternate access to lower elevations of the Chip 2 claim is available via the Noel Creek forest access road from Bralorne.

     The claims are situated on, and about, the divide between the headwaters of Noel and Ault Creeks within rugged but accessible terrain. Several small lakes and ponds are found in the north-eastern and south-western portions of the claim group. Topographic elevations range from 1,676 meters to 2,408 meters.

     The majority of the Chip property is situated above the treeline. Some slopes below 1,980 meters near the upper portions of Ault Creek contain locally think patches of alpine balsam and spruce.

     There is no available source of power located on the property. We will need to use portable generators if we require a power source for exploration of the property.

Claim Data

     The Chip property consists of three mineral claims comprising a total of 1,106.331 hectares. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals The following is a table of pertinent data regarding the claims:

Claim Name     Tenure No.       Hectares        Expiry Date
----------     ----------       --------        -------------
 Chip 1         562902           491.787        July 12, 2008
 Chip 2         562900           307.271        July 12, 2008
 Chip 3         562901           163.800        July 12, 2008

     These claims have been transferred from the original claim staker, Richard Simpson, to Steven Cozine, our past president, who holds them in trust for us. Mr. Cozine holds the mineral claims comprising the Chip property in trust for us. It is a common procedure to have such claims held in trust given the expense that we would incur in registering as a recorded claim holder and as an extraprovincial company in British Columbia.

     If Mr. Cozine becomes bankrupt or transfers the claims to a third party, we may incur significant legal expenses in enforcing our interest in the claims in British Columbia courts.

     The registration of the claims in the name of a trustee does not impact a third party's ability to commence an action against us respecting the Chip property or to seize the claims after obtaining judgment.

     In British Columbia, to extend the expiry date of each claim by one year, annual assessment work or cash in lieu is required of $0.40 per hectare in years one to three followed by $0.80 per hectare thereafter. There is also a filing fee of $0.04 per hectare. In order to retain title to the property, we must conduct at least $442.53 on the Chip claims by April 3, 2007, thereby extending the expiry date for an additional year.

     The fee simple owner of the real property underlying the claims that comprise the Chip mineral claims is the government of British Columbia. The government has the right to sell title to this land to a third party, but is unlikely to do so given the remote location of the property. We have the right to explore the claims for mineralization, provided such exploration does not unreasonably disturb the fee simple owner's use of the land. Because the property is undeveloped, the British Columbia government's rights to the land are unlikely to be impacted.

Mineralization

     Mineralization on the Chip claims consists of four types:

     1. disseminated to semi-massive coarse grained pyrite in silica based volcanic rocks

          - disseminated rock mineralization is small particles of possibly valuable ore minerals, spread more or less uniformly through the surrounding rock; this is distinct from massive ore wherein the valuable minerals occur in almost solid form with very little waste material included

          -    pyrite,  also known as "fool's gold",  is a bright yellow mineral
               that  is  often   found   in   proximity   to  gold  and   copper
               mineralization

     2.   coarse, massive pyrite-silica lenses:

          - a lens is a body of ore that is thick in the middle and tapers towards the ends
          - pyrite and silica are two minerals that are often found in close proximity to valuable metals such as gold and copper

     3.   quartz-sphalerite

          - a rock type consisting of a combination of silica and zinc sulphide.

     4.   siliceous, pyritic lenses

          - the term siliceous refers to a rock that contains an abundance of quartz

     The mineralization is found in widths from a few centimetres to 0.5 meters. The mineralization in the northeast portion of the claims occurs within a large gossan with a width of at least 125 meters and traceable for almost two kilometres. Gossans are rusty colored surface rock which is caused by the oxidation of pyrite. Since pyrite is often associated with mineral deposits, gossans can be a guide to discovering them.

     There is no equipment or other infrastructure facilities located on the Chip property. As well, the property is free of any mineral workings.

Exploration History

     The first record of activity in the area of the now defined Chip claims was in the mid-1930's when mineralization was first discovered. In 1941, Bralorne Mines Ltd. completed 1,100 feet of diamond drilling on the claims.

     During 1980, Mr. J. Dawson and Mr. K. Daughtry conducted a program of prospecting, mapping and sampling on the property and further work was recommended. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Sampling consists of gathering soil samples or pieces of rock from the property that appear to contain precious metals such as gold and silver, or industrial metals such as copper. All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

     In 1983, Placer Development Ltd. completed a program of sampling and geophysical surveys on the property. Geophysical surveying is the search for mineral deposits by measuring the physical property of near-surface rocks, and looking for unusual responses caused by the presence of mineralization. Electrical, magnetic, gravitational, seismic and radioactive properties are the ones most commonly measured. Geophysical surveys are applied to gain further information from the property surface and subsurface to allow better informed opinions concerning the merit of properties.

     In 1986, Geoquest Consulting Ltd. conducted a program of mapping and sampling on the property and recommended further exploration of the claims.

Geology Report

     We retained Mr. George Nicholson, a professional geologist, to prepare a geology report on the Chip claims. Mr. Nicholson recommends an initial exploration program on the property consisting of two phases. He bases these recommendations on previous trace amounts of gold, silver and copper found in rocks and soil in the eastern area of the property. The first phase would consist of mapping, prospecting and sampling.

     The first phase is estimated to cost $8,600 as described below.

Budget - Phase I
         Geologist               4 day @ $400/day           $ 1,600
         Geotechnician           4 days @ $300/day          $ 1,200
         Samples                 60 samples @ $20 each      $ 1,200
         Helicopter              1.5 hours @ $1,400/hour    $ 2,100
         Camp, Food Supplies                                $   500
         Truck Rental and Fuel                              $   500
         Report                                             $ 1,500
                                                            -------
         Total                                              $ 8,600

     The second phase would consist of a blast trenching program. Blast trenching involves removing surface soil and rock using explosives. Samples are then taken from the bedrock below and analyzed for mineral content. The second phase would cost approximately $34,000 as outlined below.

Budget - Phase II

         Blasting Crew           10 days @ $1,000/day       $10,000
         Camp and Support                                   $ 5,000
         Sampling                                           $ 2,500
         Helicopter              10 hours @ $1,400/hour     $14,000
         Report                                             $ 2,500
                                                            -------
         Total                                              $34,000

Competition

     The mineral exploration business is competitive in all of its phases. The Company expects to compete with numerous other exploration companies and individuals, including competitors with greater financial, technical and other resources than the Company, for resources required for exploration. Their greater resources will likely position these competitors to conduct exploration within a shorter time frame than the Company.

Compliance with Government Regulation

     We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

     We will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken that results in surface disturbance, such as roads and drill sites. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

     If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

     -    Water discharge will have to meet water standards;
     -    Dust generation will have to be minimal or otherwise re-mediated;
     - Dumping of material on the surface will have to be re-contoured and re-vegetated;
     - An assessment of all material to be left on the surface will need to be environmentally benign;
     -    Ground water will have to be monitored for any potential contaminants;
     - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and
     - There will have to be an impact report of the work on the local fauna and flora.

Employees

     We have no employees as of the date of this prospectus other than our sole director.

Seasonality

     Due to the potential for extremely cold weather in Northern British Columbia during the period from November to March, there may be years when exploration is not possible during these months.

Currency Fluctuation

     The Company's currency fluctuation exposure is primarily to the Canadian dollar as all of the Company's properties are in British Columbia. Such fluctuations may materially affect the Company's financial position and results of operations.

Subsidiaries

     We do not have any subsidiaries.

Patents and Trademarks

     We do not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

     The Company does not intend to deliver an annual report to its security holders. The public may read and copy any materials filed with the SEC, such as this Form 10-KSB and Form 10-QSB reports. The Company is an electronic filer under the SEC's EDGAR filing program. Accordingly, the Company's filings are maintained by the SEC in a database at www.sec.gov and are available to all security holders.

Risk Factors

     An investment in an exploration stage mining company with no history of operations such as ours involves an unusually high amount of risk, both unknown and known, and present and potential, including, but not limited to the risks enumerated below.

Risks Associated with Mining

ALL OF OUR PROPERTIES ARE IN THE EXPLORATION STAGE. THERE IS NO ASSURANCE THAT WE CAN ESTABLISH THE EXISTENCE OF ANY MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN COMMERCIALLY EXPLOITABLE QUANTITIES. UNTIL WE CAN DO SO, WE CANNOT EARN ANY REVENUES AND IF WE DO NOT DO SO WE WILL LOSE ALL OF THE FUNDS THAT WE EXPEND ON EXPLORATION. IF WE DO NOT DISCOVER ANY MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, OUR BUSINESS WILL FAIL.

     Despite limited exploration work on our mineral properties, we have not established that any of them contain any mineral reserve, nor can there be any assurance that we will be able to do so. If we do not, our business will fail. A mineral reserve is defined by the Securities and Exchange Commission in its Industry Guide 7 (http://www.sec.gov/divisions/corpfin/forms/industry.htm#sec guide7) as that part of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a "reserve" that meets the requirements of the Securities and Exchange Commission's Industry Guide 7 is extremely remote; in all probability our mineral resource property does not contain any 'reserve' and any funds that we spend on exploration will probably be lost.

     Even if we do eventually discover a mineral reserve on one or more of our properties, there can be no assurance that they can be developed into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties, which are explored, are ultimately developed into producing mines.

     The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

MINERAL OPERATIONS ARE SUBJECT TO APPLICABLE LAW AND GOVERNMENT REGULATION. EVEN IF WE DISCOVER A MINERAL RESOURCE IN A COMMERCIALLY EXPLOITABLE QUANTITY, THESE LAWS AND REGULATIONS COULD RESTRICT OR PROHIBIT THE EXPLOITATION OF THAT MINERAL RESOURCE. IF WE CANNOT EXPLOIT ANY MINERAL RESOURCE THAT WE MIGHT DISCOVER ON OUR PROPERTIES, OUR BUSINESS MAY FAIL.

     Both mineral exploration and extraction require permits from various federal, provincial and local governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. There can be no assurance that we will be able to obtain or maintain any of the permits required for the continued exploration of our mineral properties or for the construction and operation of a mine on our properties at economically viable costs. If we cannot accomplish these objectives, our business could fail.

     We believe that we are in compliance with all material laws and regulations that currently apply to our activities but there can be no assurance that we can continue to do so. Current laws and regulations could be amended and we might not be able to comply with them, as amended. Further, there can be no assurance that we will be able to obtain or maintain all permits necessary for our future operations, or that we will be able to obtain them on reasonable terms. To the extent such approvals are required and are not obtained, we may be delayed or prohibited from proceeding with planned exploration or development of our mineral properties.

IF WE ESTABLISH THE EXISTENCE OF A MINERAL RESOURCE ON ANY OF OUR PROPERTIES IN A COMMERCIALLY EXPLOITABLE QUANTITY, WE WILL REQUIRE ADDITIONAL CAPITAL IN ORDER TO DEVELOP THE PROPERTY INTO A PRODUCING MINE. IF WE CANNOT RAISE THIS ADDITIONAL CAPITAL, WE WILL NOT BE ABLE TO EXPLOIT THE RESOURCE, AND OUR BUSINESS COULD FAIL.

     If we do discover mineral resources in commercially exploitable quantities on any of our properties, we will be required to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although we may derive substantial benefits from the discovery of a major deposit, there can be no assurance that such a resource will be large enough to justify commercial operations, nor can there be any assurance that we will be able to raise the funds required for development on a timely basis. If we cannot raise the necessary capital or complete the necessary facilities and infrastructure, our business may fail.

MINERAL EXPLORATION AND DEVELOPMENT IS SUBJECT TO EXTRAORDINARY OPERATING RISKS. WE DO NOT CURRENTLY INSURE AGAINST THESE RISKS. IN THE EVENT OF A CAVE-IN OR SIMILAR OCCURRENCE, OUR LIABILITY MAY EXCEED OUR RESOURCES, WHICH WOULD HAVE AN ADVERSE IMPACT ON OUR COMPANY.

     Mineral exploration, development and production involve many risks, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Our operations will be subject to all the hazards and risks inherent in the exploration, development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot insure or against which we may elect not to insure. Any such event could result in work stoppages and damage to property, including damage to the environment. We do not currently maintain any insurance coverage against these operating hazards. The payment of any liabilities that arise from any such occurrence would have a material, adverse impact on our Company.

MINERAL PRICES ARE SUBJECT TO DRAMATIC AND UNPREDICTABLE FLUCTUATIONS.

     We expect to derive revenues, if any, from the eventual extraction and sale of diamonds as well as precious and base metals such as gold, silver and copper. The price of those commodities has fluctuated widely in recent years, and is affected by numerous factors beyond our control including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of base and precious metals, and, therefore, the economic viability of any of our exploration projects, cannot accurately be predicted.

THE MINING INDUSTRY IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL CONTINUE TO BE SUCCESSFUL IN ACQUIRING MINERAL CLAIMS. IF WE CANNOT CONTINUE TO ACQUIRE PROPERTIES TO EXPLORE FOR MINERAL RESOURCES, WE MAY BE REQUIRED TO REDUCE OR CEASE OPERATIONS.

     There are hundreds of public and private companies that are actively engaged in mineral exploration. The exact number is virtually impossible to quantify. Furthermore, since the mineral exploration sphere is so diverse, it is quite difficult to identify specific primary competitors and make comparisons to our Company.

     Many of our competitors have greater financial resources and technical facilities. Accordingly, we will attempt to compete primarily through the knowledge and experience of our management. This competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, there can be no assurance that we will acquire any interest in additional mineral resource properties that might yield reserves or result in commercial mining operations.

THIRD PARTIES MAY CHALLENGE OUR RIGHTS TO OUR RESOURCE PROPERTIES OR THE AGREEMENTS THAT PERMIT US TO EXPLORE OUR PROPERTIES MAY EXPIRE IF WE FAIL TO TIMELY RENEW THEM AND PAY THE REQUIRED FEES.

     In connection with the acquisition of our mineral properties, we sometimes conduct only limited reviews of title and related matters, and obtain certain representations regarding ownership. These limited reviews do not necessarily preclude third parties from challenging our title and, furthermore, our title may be defective. Consequently, there can be no assurance that we hold good and marketable title to all of our mining concessions and mining claims. If any of our concessions or claims were challenged, we could incur significant costs and lose valuable time in defending such a challenge. These costs or an adverse ruling with regards to any challenge of our titles could have a material adverse affect on our financial position or results of operations. There can be no assurance that any such disputes or challenges will be resolved in out favor.

     We are not aware of challenges to the location or area of any of the mining concessions and mining claims. There is, however, no guarantee that title to the claims and concessions will not be challenged or impugned in the future.

Risks Associated with Our Common Stock

BECAUSE OUR COMMON STOCK IS TRADED ONLY ON THE OTC BULLETIN BOARD, YOUR ABILITY TO SELL YOUR SHARES IN THE SECONDARY TRADING MARKET MAY BE LIMITED.

     Currently, our common stock is traded only on the OTC Bulletin Board. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our Company. As a result, prices for shares of our common stock may be different than might otherwise prevail if our common stock was quoted or traded on a national securities exchange such as the New York Stock Exchange, NASDAQ, or the American Stock Exchange.

OUR STOCK PRICE HAS BEEN VOLATILE AND YOUR INVESTMENT IN OUR COMMON STOCK COULD SUFFER A DECLINE IN VALUE.

     Our common stock is traded only on the OTC Bulletin Board. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include price fluctuations of precious metals, government regulations, disputes regarding mining claims, broad stock market fluctuations and economic conditions in the United States.

BECAUSE WE DO NOT INTEND TO PAY ANY DIVIDENDS ON OUR COMMON SHARES, INVESTORS SEEKING DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE OUR SHARES.

     We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. We currently have no revenues and a history of losses, so there can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

     Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD Sales Practice Requirements May Also Limit A Stockholder's Ability to Buy and Sell Our Stock

     In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above for discussions of penny stock rules), the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

PLEASE READ THIS FORM 10KSB CAREFULLY. YOU SHOULD RELY ONLY ON THE INFORMATION CONTAINED HEREIN AND ON THE OTHER REPORTS AND OUR FORM 10SB, AS AMENDED, THAT WE HAVE FILIED WITH THE SECURITIES AND EXCHANGE COMMISSION. WE HAVE NOT AUTHORIZED ANYONE TO PROVIDE YOU WITH DIFFERENT INFORMATION.


ITEM 2 - Description of Property

     We own the mineral exploration rights relating to the Chip mineral claims. We do not own any real property interest in the Chip claims or any other property.

     The Chip property consists of three mineral claims comprising a total of 1,106.331 hectares. A "mineral claim" refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals The following is a table of pertinent data regarding the claims:

Claim Name    Tenure No.     Hectares       Expiry Date
----------    ----------     --------       -------------
 Chip 1        562902         491.787       July 12, 2008
 Chip 2        562900         307.271       July 12, 2008
 Chip 3        562901         163.800       July 12, 2008


ITEM 3 - Legal Proceedings

     The Company is not currently party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


ITEM 4 - Submission of Matters To a Vote of Security Holders.

     During the fourth quarter of our fiscal yearend 2007, no matters were submitted to a vote of the security holders of the Company.

                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     There is no established trading market in our Common Stock. The Company's common stock is traded only on the OTC Bulletin Board (OTC: ZDVN).

Shareholders

     As at March 31, 2007 there are approximately thirty three holders of the Company's Common Stock.

Shares Eligible for Resale

     Except for the shares of stock held by our officers and directors, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the Company or an affiliate of the Company in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

     (1) Current public information must be available about the Company unless sales are limited to those made by nonaffiliates after two years.
     (2) When restricted securities are sold, generally there must be a one-year holding period.
     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in
          Section 3(a)(38) of the 1934 Act.
     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.
     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

Capital Risks

     We do not currently have sufficient capital to engage in exploration activities.

     The cost of our planned exploration activities over the next two years is approximately $76,100. As of the date of this filing, we do not have sufficient capital to engage in exploration activities, and no sources for financing. The extent to which we will be able to implement our exploration for minerals will be determined by our ability to engage in offerings of equity securities and/or debt securities. Without additional capital, we will have to either curtail our business plan, or abandon it altogether.

     We do not have any identified sources of additional capital, the absence of which may prevent us from continuing our operations.

     We do not, presently, have any arrangements with any investment banking firms or institutional lenders. Because we will need additional capital, we will have to expend significant effort to raise operating funds. These efforts may not be successful. If not, we will have to either curtail our business plan, or abandon it altogether.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     As at the date of this report there are no securities authorized for issuance under equity compensation plans.


ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     The Company is a start-up, pre-exploration stage company and has not yet generated or realized any revenues from business operations. The Company's auditors have issued a going concern opinion. This means that its auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills.

This is because the Company has not generated any revenues and no revenues are anticipated until it begins removing and selling minerals. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to meet our obligations pursuant to the Option Agreement, for additional exploration and to employ personnel. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Results of Operations

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended March 31, 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

Operating Expenses

     Operating expenses decreased by $3,767 from $25,102 for the year ended March 31, 2006 to $21,335 for the year ended March 31, 2007. The decrease in our net operating loss is due to the decrease in professional fees.

Interest Expense

     The Company currently has no interest expense.

Net Income/Loss

     Net loss decreased $3,767 from net operating loss of $25,102 for the year ended March 31, 2006 to a net operating loss of $21,335 for the year ended March 31, 2007. The decrease in net operating loss is due to the decrease in professional fees.

     As of March 31, 2007, our accumulated deficit was $47,248.

Assets and Liabilities

     Our total assets were $7,951 as of March 31, 2007. Our assets consisted of cash of $5,585 and prepaid interest $2,366.

     Total Current Liabilities as of March 31, 2007 were $32,483. Our notes payable are $9,186 to Steven Cozine, $5,000 to Edward Johnson, and $5,000 to National Business Investors, Inc. Derivative liability arising from note conversion rights was $2,375.

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

     We plan to commence the phase one exploration program on the Chip claims in the Summer of 2007. The program should take approximately up to a one month to complete. We will then undertake the phase two work program during the fall of 2007. This program will take approximately two months to complete. We have an oral agreement regarding the retention of Nicholson and Associates our geologist for this exploration program.

     As well, we anticipate spending an additional $15,000 on administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. We will also require an additional $18,500 in order to exercise the option respecting the Chip property.

     Total expenditures over the next 12 months are therefore expected to be $76,100.

     While we have enough funds to cover the estimated cost of the phase one exploration program, we will require additional funding in order to cover administrative costs, phase two exploration costs and any additional recommended exploration on the Chip claims following the completion of the phase two program. Our current cash on hand is sufficient for approximately six months. We will have to raise additional funds within that time period in order to effect our plan of operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2007, we had cash and cash equivalents of $5,585. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     For the year ended March 31, 2007, we have not generated cash flow from operations. Consequently, we have been dependent upon a third party non-affiliate, National Business Investors - Joint Venture. ("NBI-JV"), to fund our cash requirements. Specifically, we entered into a non-interest bearing short-term demand note in the amount of $5,000.00. The Company anticipates establishing long-term financing to fund operations in the very near future.

     As of March 31, 2007, we had cash of $5,585 and a working capital deficit of $47,248. As of March 31, 2007, we had no outstanding debt other than ordinary notes payable to Steven Cozine, Edward Johnson and National Business Investors. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

     No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Going Concern

     We have suffered recurring losses from operations and are in serious need of additional financing. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot obtain additional financing or, in the alternative, affect a merger or acquisition. Our continuation as a going concern depends upon our ability to generate sufficient cash flow to conduct our operations and our ability to obtain additional sources of capital and financing.

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $47,257 at March 31, 2007 and net losses from operations of $21,335 and $25,102, respectively, for the years ended March 31, 2007 and 2006. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti- dilutive for the periods ended March 31, 2006 and 2005.

Off-Balance Sheet Arrangements

     We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.


ITEM 7.  Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc. For the year ended March 31, 2007 and have been prepared in accordance with generally accepted Accounting principles and pursuant to Regulation S-B as promulgated by the Securities And Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     During 2007 we changed auditors from Cinnamon Jang Willoughby & Company to Pollard-Kelley Auditing Services, Inc..


ITEM 8A. Controls and Procedures

     In order to ensure that the information that we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2007. Based on such evaluation, he concluded that, as of March 31, 2007, our disclosure controls and procedures were not effective, because we failed to timely write off an impaired lease deposit and we failed to timely record accrued interest expense.

     There has been no change in our internal control over financial reporting during 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 9 -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name              Age      Position(s) with Company
--------------    ---      ---------------------------------------
Jason Smart        27      Chief Executive Officer, President, Secretary
                           and Director

Business Experience

     Jason Smart, born March 30, 1980, owns and operates Strategic Consultants, Inc., a market research company, based in Ontario Canada. Mr. Smart has owned and operated this company since early 2000. Through Mr. Smart, Strategic Consultants, Inc., provides advertising assessment studies for companies and products. The studies include focus on product and service awareness and satisfaction, competitive analysis of product and services, consumer analysis of product and services, specific customer satisfaction, imaging and positioning of products and services, pricing analysis of product and services and service quality and product/service development, as well as real estate projections.


Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors may establish various committees during the current fiscal year.

Compensation of Directors

     Our former director has received cash compensation of $2,300 for his services as a director and may be reimbursed for their reasonable expenses incurred in attending board or committee meetings.

Terms of Office

     Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Involvement in Certain Legal Proceedings

     Except as indicated  above, no event listed in  Sub-paragraphs  (1) through
(4) of Subparagraph (d) of Item 401 of Regulation S-B, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     For  companies  registered  pursuant to section  12(g) of the Exchange Act,
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period which this report relates.

Code of Ethics

     In September 2006, we adopted a Code of Ethics that meets the requirements Of Section 406 of the Sarbanes-Oxley Act of 2002. We will provide to any person without charge, upon request, a copy of such Code of Ethics. Persons wishing to make such a request should contact Jason Smart, Chief Executive Officer, 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach, FL 33409. (561) 697-8751.

Conflicts of Interest

     None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

     Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

     It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

     Although management has no current plans to cause us to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by our current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving us would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


ITEM 10 - Executive Compensation

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended March 31, 2007 to the Company's President and highest paid executive officers. No restricted stock awards, long- term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual       Stock       Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
Steven Cozine,     2006      0           0      2,300           0           0            0        0
CEO & President

Jason Smart,       2007      0           0          0           0           0            0        0
CEO & President
-----------

Compensation of Directors

     We have no standard arrangements for compensating our board of directors for their attendance at meetings of the Board of Directors.

Bonuses and Deferred Compensation

     We do not have any bonus, deferred compensation or retirement plan. Such plans may be adopted by us at such time as deemed reasonable by our board of directors. We do not have a compensation committee, all decisions regarding compensation are determined by our board of directors.

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2007, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

     There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us or our subsidiaries, or any change in control of us, or a change in the person's responsibilities following a changing in control.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2007, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                  Common Stock
                               Beneficially Owned
                         ------------------------------

Name and Address             Title of Class     Number      Percent
-------------------------------------------------------------------------------
Steven Cozine
1460 Barclay Suite 701
Vancouver, BC Canada V6G1J5    Common         2,500,000        32.2

All Executive Officers and
Directors as a Group           Common         2,500,000        32.2
(One (1) person)
---------------------------------------------------------------------
* Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2007. As of March 31, 2007, there were 7,750,000 shares of our common stock issued and outstanding.


ITEM 12. Certain Relationships and Related Transactions

     Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party during the past two years, or in any proposed transaction to which the Company is proposed to be a party:

     (A)  any director or officer;
     (B)  any proposed nominee for election as a director;
     (C) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
     (D) any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.


ITEM 13. Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.    Description
-----------   --------------------------------------------
31.1     *     Certificate of the Chief  Executive  Officer and Chief  Financial
               Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002

32.1     *     Certificate of the Chief  Executive  Officer and Chief  Financial
               Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------
*    Included herein

     (b) Reports on Form 8-K

     During the last quarter of the fiscal year ended March 31, 2007, we filed a report dated March 27, 2007 disclosing a change of officer and director.


ITEM 14. Principal Accountant Fees and Services

     Audit Fees. The aggregate fees billed for professional services rendered was $7,019 for the audit of our annual financial statements for the fiscal year ended March 31, 2007 and the reviews of the financial statements included in our Forms 10-QSB for the fiscal year.

     Audit-Related Fees. The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements and not reported under the caption "Audit Fee."

     Tax Fees.  The  aggregate  fees billed in each of the last two fiscal years
for  professional   services  rendered  by  the  principal  accountant  for  tax compliance, tax advice and tax planning services were $0 and $0 respectively.

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended March 31, 2007.

     We have no formal audit committee. However, our entire Board of Directors (the "Board") is our defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and us that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of its internal controls.

     The Board reviewed with the independent auditors their management letter on internal controls.

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2007 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2007, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS
                             March 31, 2007 and 2006
                             (Stated in US Dollars)

                                    CONTENTS


                                                                           Page

Report of Registered Independent Certified Public Accounting Firm           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2007 and 2006                                          F-3

   Statement of Operations
     for the years ended March 31, 2007 and 2006                            F-4

   Statement of Cash Flows
     for the years ended March 31, 2007 and 2006                            F-5

   Statement of Changes in Stockholders' Equity
     for the years ended March 31, 2007 and 2006                            F-6

   Notes to Consolidated Financial Statements                               F-7

Pollard-Kelley Auditing Services, Inc...........................................
Auditing Services
4500 Rockside Road, Suite 450, Independence, OH 44131               330-864-2265

             Report of Independent Registered Public Accounting Firm

Zandaria Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Zandaria Ventures, Inc., (An Exploration Stage Company) as of March 31, 2007, and the related statements of income, changes in stockholders' equity, and cash flows for the one year in the period ended March 31, 2007 and for the period from February 23, 2005 through March 31, 2007 (since inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 the Company has not generated significant revenues or profits to date. This factor among others raises substantial doubt the Company will be able to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plans concerning this matter are also discussed in Note 1.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2007, and the results of its operations and it cash flows for the one year in the period ended March 31, 2007 and for the period from February 23, 2005 through March 31, 2007 (since inception), in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
July 10, 2007

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                                 BALANCE SHEETS
                             March 31, 2007 and 2006
                             (Stated in US Dollars)

                                                                  2007            2006
                                                             -------------   ------------
        ASSETS
Current
    Cash                                                     $       5,585   $      5,671
     Prepaid interest                                                2,366              0
                                                             -------------   ------------
                                                             $       7,951   $      5,671
                                                             =============   ============

LIABILITIES

Current
    Accounts payable and accrued liabilities                 $      13,297   $     11,493
     Notes Payable                                                  19,186              0
                                                             -------------   ------------
                                                                    32,483         11,493
Derivative liability arising from note conversion rights             2,375              0

STOCKHOLDER'S EQUITY

Capital stock
    Authorized: 75,000,000  common shares with a par
    value of $0.001 Issued and outstanding: 7,752,500
    common shares (2005: 7,750,000)                                  7,753          7,750
Additional paid-in capital                                          12,597         12,350
Deficit accumulated during the pre-exploration stage               (47,257)       (25,922)
                                                             -------------   ------------
                                                                   (26,907)        (5,822)
                                                             --------------  -------------
                                                             $       7,951   $      5,671
                                                             =============   ============

                 See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS
                   For the years ended March 31, 2007 and 2006
                      and for the period February 23, 2005
                      (Date of Inception) to March 31, 2007
                             (Stated in US Dollars)

                                                                                 Cumulative from
                                                                                 February 23, 2005
                                                                                (Date of Inception)
                                                                                   to March 31,
                                                    2007             2006              2007
                                                --------------   -------------  ------------------
Expenses
    Management fees                             $        2,300   $       1,800  $            4,100
    Professional fees                                    7,019          18,719              26,038
    Organizational costs                                     -               -                 500
     Geological, mineral, prospect costs                 7,240           2,500               9,740
    General and administrative costs                     4,776           2,083               6,879
                                                --------------   -------------  ------------------

Net loss for the period                         $       (21,335) $     (25,102) $          (47,257)
                                                ===============  =============  ==================

Basic and diluted loss per share                $        (0.00)  $       (0.00)
                                                ==============   =============

Weighted average number of shares
 outstanding                                         7,750,007       7,750,000
                                                ==============   =============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                   For the years ended March 31, 2007 and 2006
                      and for the period February 23, 2005
                      (Date of Inception) to March 31, 2007
                             (Stated in US Dollars)

                                                                                 Cumulative from
                                                                                 February 23, 2005
                                                                                (Date of Inception)
                                                                                   to March 31,
                                                    2007             2006              2007
                                                --------------   -------------  ------------------

Operating Activities
    Net loss for the period                     $      (21,335)  $     (25,102)  $         (47,257)
     Common stock issued for services                      250  `            0                 250
     Amortization                                            9               0                   9
Adjustments to reconcile loss to cash
  used by operating activities:
    Shareholder advances                                     -          (1,800)                  -
    Prepaid expenses                                         -          (2,500)                  -
    Accounts payable and accrued liabilities             1,804          11,193              13,297
                                                --------------   -------------  ------------------
                                                       (19,272)         (9,609)            (33,701)

Investing Activities                                         -               -                   -
                                                --------------   -------------  ------------------
Financing Activities
    Common stock issued for cash                             -               -              20,100
     Notes payable                                      19,186               -              19,186
                                                --------------   -------------  ------------------
                                                        19,186               -              39,286

Increase (decrease) in cash during the period              (86)         (9,609)              5,585

Cash, beginning of the period                            5,671               -                   -
                                                --------------   -------------  ------------------
Cash, end of the period                         $        5,585   $       5,671  $            5,585
                                                ==============   =============  ==================


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
               for the period February 23, 2005 to March 31, 2007
                             (Stated in US Dollars)


                                                                          Deficit
                                                                        Accumulated
                                     Common Stock        Additional      During the
                               Number of                   Paid-in      Exploration
                                Shares         Amount      Capital         Stage         Total
                               -----------------------------------------------------------------
Balance, February 23, 2005             -    $       -    $        -     $         -    $
                               -----------------------------------------------------------------

Shares issued at $0.001        2,500,000        2,500             -               -        2,500
Shares issued at $0.003          700,000          700         1,400               -        2,100
Shares issued at $0.0025       4,000,000        4,000         6,000               -       10,000
Shares issued at $0.01           550,000          550         4,950               -        5,500
Net loss for the period                -            -             -            (820)        (820)
                               -----------------------------------------------------------------
Balance, March 31, 2005        7,750,000    $   7,750    $   12,350     $      (820)   $  19,280

Net loss for the period                -            -             -         (25,102)     (25,102)
                               -----------------------------------------------------------------
Balance, March 31, 2006         7,750,000   $   7,750    $   12,350     $   (25,922)   $  (5,822)

Shares issued for services          2,500           3           247               -          250
Net loss for the period                                                      (21,335)    (21,335)
                               -----------------------------------------------------------------
Balance, March 31, 2007         7,752,500   $   7,753    $   12,597     $    (47,257)  $ (26,907)


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 1   NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 23, 2005 and is in the pre-exploration stage. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $47,248 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The Company has adopted March 31 as its fiscal year-end.


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized as follows:

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Pre-exploration Stage Company

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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

Income Taxes

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

In order to earn the interest, the Company is required to:

     a)   pay $2,500 on execution of the agreement (paid March 29, 2005);
     b)   pay $1,000 for amendment of the agreement (not paid);
     c)   pay $17,500 on or before April 5, 2007 (not paid)

This agreement is subject to a 2 1/2% net smelter royalty and a 7 1/2% gross rock royalty for a total of $20,000.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 4   RELATED PARTY TRANSACTION

At March 31, 2007, the Company owed an accounts payable of $1,400 and a Note payable of $9,186 to the former President and CEO of the Company who resigned on March 13, 2007.

Also, at March 31, 2007, the Company owed an accounts payable of $1,197 and a Note payable of $5,000 to a shareholder.


NOTE 5   NOTES PAYABLE

The promissory notes payable are unsecured and bear no interest per annum. They are due on demand except the March 30, 2007 note which is due December 31, 2007.

                                                 March 31, 2007
                                                 --------------
     August 04, 2006                             $        5,000
     September 01, 2006                                     900
     February 02, 2007                                    8,286
     March 30, 2007                                       5,000
                                                 --------------
                                                 $       19,186

The March 31, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or within ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.


NOTE 6   DEFERRED TAX ASSETS

The significant components of the Company's deferred tax assets are as follows:

                                                     March 31,   March 31,
                                                       2007          2006
----------------------------------------------------------------------------
Deferred Tax Assets
  Non-capital loss carry forward                    $       -    $   9,151
Less:  valuation allowance for deferred tax asset          (-)      (9,151)
----------------------------------------------------------------------------
                                                    $       -    $       -

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax asset has been recorded as a full valuation allowance has been applied.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2007


NOTE 7   CORPORATION INCOME TAX LOSSES

     The actual income tax recovery differs from the expected income tax recovery as follows:

                                            March 31,  March 31,    March 31,
                                              2007       2006          2005
 ------------------------------------------------------------------------------
 Expected income taxes at 34%               $      -   $   8,022    $   1,129
 Less:  valuation allowance for
        loss carry forwards                       (-)     (8,022)      (1,129)
 ------------------------------------------------------------------------------
                                            $      -   $       -    $       -

At March 31, 2007, the Company has accumulated non-capital losses totaling $47,248, which are available to reduce taxable income in future taxation years. The potential benefit arising from these losses has been offset with a full valuation allowance. These losses will expire in 2027.


NOTE 8  DERIVATIVE LIABILITY ARISING FROM NOTE CONVERSION RIGHTS

The Company accounts for debt with embedded conversion features and warrant issues in accordance with EITF 98-5: Accounting for convertible securities with beneficial conversion features or contingency adjustable conversion and EITF No. 00-27: Application of issue No 98-5 to certain convertible instruments. Conversion features determined to be beneficial to the holder are valued at fair value and recorded to additional paid in capital. The Company determines the fair value to be ascribed to the detachable warrants issued with the convertible debentures utilizing the Black-Scholes method. Any discount derived from determining the fair value to the debenture conversion features and warrants is amortized to financing cost over the life of the debenture. The unamortized discount, if any, upon the conversion of the debentures is expensed to financing cost on a pro rata basis.

Debt issue with the variable conversion features are considered to be embedded derivatives and are accountable in accordance with FASB 133; Accounting for Derivative Instruments and Hedging Activities. The fare value of the embedded derivative is recorded to derivative liability. This liability is required to be marked each reporting period. The resulting discount on the debt is amortized to interest expense over the life of the related debt.


NOTE 9 STOCK ISSUED FOR SERVICES

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counter party's performance is complete or the date on which it is probable that performance will occur.

The amounts that have been charged against income for those services were approximately $250, $0 and $250 for the years ending March 31, 2007, 2006 and since inception, respectively.

                                   SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                              ZANDARIA VENTURES, INC.
                    ----------------------------------------
                                  (Registrant)

Date: JULY 13, 2007



                               By: /s/ JASON SMART
                             ---------------------------------
                             Jason Smart, President and Director


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                            Date

/s/ JASON SMART
-------------------------
Jason Smart                CEO, President & Director           July 13, 2007