Form 10QSB
period 2007-06-30
Zandaria Ventures Inc.
filed 2007-08-14
CIK 1334589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________
--------------------------------------------------------------------------------

Commission File Number 333-127389



                             Zandaria Ventures Inc.
    ------------------------------------------------------------------------
        (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Applied For
--------------------------------              --------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


                      2300 Palm Beach Lakes Blvd., Ste. 218
                            West Palm Beach, FL 33409
    ------------------------------------------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number, including area code: (561) 697-8751



                                      None
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,750,000 Shares of $0.001 par value common stock outstanding as of June 29, 2007.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)

                     INTERIM REPORT AND FINANCIAL STATEMENTS

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page


PART I - FINANCIAL INFORMATION

     ITEM 1. Financial Statements                                              3
     ITEM 2. Management's Discussion and Analysis or Plan of Operation        12
     ITEM 3. Controls and Procedures                                          13

PART II - OTHER INFORMATION

     ITEM 1. Legal Proceedings                                                13
     ITEM 2. Recent Sales of Unregistered Securities and Use of Proceeds      13
     ITEM 3. Defaults Upon Senior Securities                                  13
     ITEM 4. Submission of Matters to a Vote of Security Holders              14
     ITEM 5. Other Information                                                14
     ITEM 6. Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                    14

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                        June 30, 2007 and March 31, 2007
                             (Stated in US Dollars)

                                                                June 30, 2007   March 31, 2007
                                                                -------------   --------------
                ASSETS
Current Assets

  Cash                                                          $       1,228   $        5,585
  Prepaid interest                                                      2,183            2,366
                                                                -------------   --------------
                                                                $       3,411   $        7,951
                                                                =============   ==============
                LIABILITIES
Current Liabilities

   Accounts payable and accrued liabilities                     $      15,600   $       13,297
   Notes Payable                                                       18,795           19,186
                                                                -------------   --------------
                                                                       34,395           32,483
Derivative liability arising from note conversion rights                2,858            2,375

STOCKHOLDER'S EQUITY

Capital stock
    Authorized:  75,000,000  common shares with a par
     value of $0.001   Issued and outstanding: 7,755,000
     common shares (2006: 7,750,000)                                    7,755            7,753
Additional paid-in capital                                             12,845           12,597
Accumulated other comprehensive income                                  2,375                -
Deficit accumulated during the pre-exploration stage                  (56,817)         (47,257)
                                                                -------------   --------------
                                                                      (33,842)         (26,907)
                                                                -------------   --------------
                                                                $       3,411   $        7,951
                                                                =============   ==============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
             For the Quarter Ending June 30, 2007 and the Year ended
              March 31, 2007, and For the period February 23, 2005
                      (Date of Inception) to June 30, 2007
                             (Stated in US Dollars)


                                                                                                  Period from
                                                                                               February 23, 2005
                                                                                               (date of inception)
                                                                                                    through
                                                              June 30, 2007     March 31, 2007    June 30, 2007
                                                             ----------------   --------------   ---------------
Expenses
    Management fees                                          $              -   $        1,800   $         4,100
    Professional fees                                                   6,000           18,719            32,038
    Organizational costs                                                    -                -               500
    Geological, mineral, prospect costs                                     -            2,500             9,740
    General and administrative costs                                    3,560            2,083            10,439
                                                             ----------------   --------------   ---------------
Net loss                                                               (9,560)         (25,102)          (56,847)

Other Comprehensive Income
     Income from abandonment of conversion rights                       2,375                -             2,375
                                                             ----------------   --------------   ---------------
Net Other Comprehensive Income                               $         (7,185)  $      (25,102)  $       (54,442)
                                                             ================   ==============   ===============

Per Share
      Net loss                                               $          (0.00)
                                                             ================
      Other Comprehensive Income                             $           0.00
                                                             ================
      Net Other Comprehensive Loss                           $          (0.00)
                                                             ================

Weighted average number of shares outstanding                       7,754,560
                                                             ================


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
             For the Quarter Ending June 30, 2007 and the Year ended
              March 31, 2007, and For the period February 23, 2005
                      (Date of Inception) to June 30, 2007
                             (Stated in US Dollars)


                                                                                                  Period from
                                                                                               February 23, 2005
                                                                                               (date of inception)
                                                                                                    through
                                                              June 30, 2007     March 31, 2007    June 30, 2007
                                                             ----------------   --------------   ---------------
Operating Activities
    Net loss for the period                                  $         (9,560)  $         (436)  $       (54,086)
    Common stock issued for services                                      250                -               500
    Amortization of prepaid interest                                    2,798                -             2,777

  Adjustments to reconcile loss to cash used by
    operating activities:
       Shareholder advances                                                 -                -                 -
       Prepaid expenses                                                   183                -            (2,183)
       Accounts payable and accrued liabilities                         2,303                -            15,600
                                                             ----------------   --------------   ---------------
                                                                       (4,026)            (436)          (40,123)

Investing Activities                                                        -                -                 -

Financing Activities
    Common stock issued for cash                                            -                -            20,100
    Notes payable - payments                                           (5,000)               -            (5,000)
                  --Borrowing                                           4,669                -            23,795
                                                             ----------------   --------------   ---------------
                                                                        (331)                -            38,895

Increase (decrease) in cash during the period                         (4,357)             (436)            1,228

Cash, beginning of the period                                           5,585           15,280                 -
                                                             ----------------   --------------   ---------------

Cash, end of the period                                      $          1,228   $       14,844   $         1,228
                                                             ================   ==============   ===============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                        For the period February 23, 2005
                                to June 30, 2007
                             (Stated in US Dollars)

                                                                                    Deficit
                                                                                   Accumulated
                                                                     Additional    During the       Other
                                        Number of        Common        Paid-In     Exploration    Comprehensive
                                          Shares          Stock        Capital      Stage          Income         Total
                                        ------------- ------------- ------------- --------------  ------------- --------------

Balance, February 23, 2005                          - $           - $           - $            -  $           - $            -

Shares issued at $0.001                     2,500,000         2,500             -              -              -          2,500
Shares issued at $0.003                       700,000           700         1,400              -              -          2,100
Shares issued at $0.0025                    4,000,000         4,000         6,000              -              -         10,000
Shares issued at $0.01                        550,000           550         4,950              -              -          5,500
Net loss for the period                             -             -             -           (820)             -           (820)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2005                     7,750,000 $       7,750 $      12,350 $         (820) $           - $       19,280

Net loss for the period                             -             -             -        (25,102)             -        (25,102)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2006                     7,750,000 $       7,750 $      12,350 $      (25,922) $           - $       (5,822)

Shares issued for services                      2,500             3           247              -              -            250
Net loss for the period                             -             -             -        (21,335)             -        (21,335)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2007                     7,752,500 $       7,753 $      12,597 $      (47,257) $           - $      (26,907)

Shares issued for services                      2,500             2           248              -              -            250
Net Comprehensive Loss                              -             -             -         (9,560)         2,375         (7,185)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, June 30, 2007                      7,755,000 $       7,755 $      12,485 $      (56,817) $       2,375 $      (33,842)
                                        ============= ============= ============= ==============  ============= ==============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                   NOTES TO THE INTERIM FINANCIAL STATEMENTS
                                 June 30, 2007

Note 1   Interim Reporting

While the information presented in the accompanying interim six months statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's March 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31 2007 annual financial statements. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.


Note 2   Nature and Continuance of Operations

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $54,086 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The Company has adopted March 31 as its fiscal year-end.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 June 30, 2007


Note 3 Summary of Significant Accounting Policies

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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                  June 30, 2007


Note 3 Summary of Significant Accounting Policies (Continued)

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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                      NOTES TO INTERIMFINANCIAL STATEMENTS
                                 June 30, 2007

Note 4   Mineral Property

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


Note 5   Related Party Transaction

At June 30, 2007, the Company owed an accounts payable of $1,400 and a Note payable of $9,186 to the former President and CEO of the Company who resigned on March 13, 2007.

Also, at June 30, 2007, the Company owed a Note payable of $4,927 to the president of the company. During the quarter the Company repaid the president a $5,000 note that was outstanding on March 31, 2007.


Note 6   Notes Payable

The promissory notes payable are unsecured and bear no interest per annum.

                                  March 31, 2007

     August 04, 2006              $        5,000
     September 01, 2006                      900
     February 02, 2007                     8,286
     April 16, 2007                        4,607
                                 ---------------
                                  $       18,795

During the quarter a note payable of $5,000 was repaid.

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or within ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                     NOTES TO INTERIM FINANCIAL STATEMENTS
                                 June 30, 2007


Note 7 Stock Issued for Services

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

The amounts that have been charged against income for those services were approximately $250, $0 and $500 for the quarter ending June 30, 2007, the year ending March 31, 2007 and since inception, respectively.








                [Balance of this page intentionally left blank.]

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

Results of Operations for the Period Ended June 30, 2007

     We did not earn any revenues during the three-month period ended June 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Chip claims, which is doubtful.

     We incurred operating expenses in the amount of $9,560 for the three-month period ended June 30, 2007. These operating expenses were comprised of professional fees of $6,000 and general and administrative costs of $3,560.

     At June 30, 2007 we had total assets of $3,411, consisting of $1,228 in cash and prepaid interest of $2,183. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $15,600 and notes payable of $18,795.

     We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


Item 3 Controls and Procedures

Evaluation of Disclosure Controls

     We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. This evaluation was conducted by Jason Smart, our chief executive officer and principal accounting officer.

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

     None.


Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.


Item 5. Other Information

     None.


Item 6. Exhibits and Report on Form 8-K

     (a) The following sets forth those eshibits filed pursuant to Item 601 of Regulartion S-K:


Exhibit
No.         Description
-----     --------------------------------------------------

31.1      Certification  of  the  Chief  Executive   Officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2      Certification  of  the  Chief  Financial   Officer  pursuant  to  Rule
          13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1      Certification  of the Chief  Executive  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2      Certification  of the Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
-------------------------------------------------
*  Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     Current report filed on report 8-K on June 28, 2007.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2007


Zandaria Ventures Inc.


/s/ Jason Smart
------------------------
Jason Smart, President