Form 10QSB
period 2007-09-30
Zandaria Ventures Inc.
filed 2007-11-14
CIK 1334589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,755,000 Shares of $0.001 par value common stock outstanding as of September 30, 2007.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                      September 30, 2007 and March 31, 2007
                             (Stated in US Dollars)

                                                                   September       March
                                                                   30, 2007       31, 2007
                                                                -------------   --------------
                ASSETS
Current Assets

  Cash                                                          $         612   $        5,585
  Prepaid expenses                                                      1,819            2,366
                                                                -------------   --------------
                                                                $       2,431   $        7,951
                                                                =============   ==============
                LIABILITIES
Current Liabilities

   Accounts payable and accrued liabilities                     $      15,100   $       13,297
   Notes Payable                                                       28,485           19,186
                                                                -------------   --------------
                                                                       43,585           32,483
Derivative liability arising from note conversion rights                2,858            2,375

STOCKHOLDER'S EQUITY

Capital stock
    Authorized:  75,000,000  common shares with a par
     value of $0.001   Issued and outstanding: 7,755,000
     common shares (2006: 7,750,000)                                    7,755            7,753
Additional paid-in capital                                             12,845           12,597
Accumulated other comprehensive income                                  2,375                -
Deficit accumulated during the pre-exploration stage                  (66,987)         (47,257)
                                                                -------------   --------------
                                                                      (44,012)         (26,907)
                                                                -------------   --------------
                                                                $       2,431   $        7,951
                                                                =============   ==============

Nature and Continuance of Operations (Note 1)

                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
             For the six months ended September 30, 2007 and 2006
              for the period February 23, 2005 (Date of Inception)
                              to September 30, 2007
                             (Stated in US Dollars)


                                                                                                               Cumulative from
                                                                                                              February 23, 2005
                                              Three months ended                 Six months ended            (Date of Inception)
                                                September 30,                         September 30,            to September 30,
                                            2007                2006           2007                2006              2007
                                         -------------    ---------------   --------------    --------------  -----------------
Expenses
Management fees                          $           -   $              -   $            -   $         2,300  $           4,100
Professional fees                                9,000              2,569           15,000             4,069             41,038
Consulting fees                                    250               (495)             250                 -                250
Organizational costs                                 -                  -                -              -  -                500
Geological, mineral, prospect costs                  -                  -                -                 -              9,740
General and administrative costs                   920              2,161            4,480             2,184             11,359
                                         -------------    ---------------   --------------    --------------  -----------------
 Net Loss                                      (10,170)            (4,235)         (17,355)           (8,553)           (66,987)

Other Comprehensive Income from
Abandonment of conversion rights                     -                  -            2,375                 -              2,375
                                         -------------    ---------------   --------------    --------------  -----------------

Loss for the period                      $     (10,170)   $        (4,235)  $      (17,355)   $       (8,553) $         (64,612)

Basic and diluted loss per share         $        0.00    $          0.00   $         0.00    $         0.00
                                         =============    ===============   ==============    ==============
Weighted average number of shares
 outstanding                                 7,755,000          7,750,000        7,754,781         7,750,000
                                         =============    ===============   ==============    ==============









                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
             For the six months ended September 30, 2007 and 2006
              for the period February 23, 2005 (Date of Inception)
                              to September 30, 2007
                             (Stated in US Dollars)


                                                                                                  Cumulative from
                                                                                               February 23, 2005
                                                                                               (date of inception)
                                                              September 30,      September 30,   to September 30,
                                                                2007                 2006               2007
                                                             ----------------   --------------   ---------------
Operating Activities
    Net loss for the period                                  $        (19,730)  $       (8,553)  $       (64,612)
    Common stock issued for services                                      250                -               500
    Amortization of prepaid interest                                    2,968                -             2,858

  Adjustments to reconcile loss to cash used by
    operating activities:
       Shareholder advances                                                 -                -                 -
       Prepaid expenses                                                   547             (500)           (1,819)
       Accounts payable and accrued liabilities                         1,804           (1,993)           15,100
                                                             ----------------   --------------   ---------------
                                                                      (14,161)         (11,046)          (47,773)

Investing Activities                                                        -                -                 -

Financing Activities
    Common stock issued for cash                                            -                -            20,100
    Notes payable - payments                                           (5,000)               -            (5,000)
                  --Borrowing                                          14,188            5,900            33,485
                                                             ----------------   --------------   ---------------
                                                                        9,188            5,900            48,595

Increase (decrease) in cash during the period                         (4,973)           (5,146)              612

Cash, beginning of the period                                           5,585            5,671                 -
                                                             ----------------   --------------   ---------------

Cash, end of the period                                      $            612   $          525   $           612
                                                             ================   ==============   ===============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
             INTERIM STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
                        For the period February 23, 2005
                              to September 30, 2007
                             (Stated in US Dollars)

                                                                                    Deficit
                                                                                   Accumulated
                                                                     Additional    During the       Other
                                        Number of        Common        Paid-In     Exploration    Comprehensive
                                          Shares          Stock        Capital      Stage          Income         Total
                                        ------------- ------------- ------------- --------------  ------------- --------------

Balance, February 23, 2005                          - $           - $           - $            -  $           - $            -

Shares issued at $0.001                     2,500,000         2,500             -              -              -          2,500
Shares issued at $0.003                       700,000           700         1,400              -              -          2,100
Shares issued at $0.0025                    4,000,000         4,000         6,000              -              -         10,000
Shares issued at $0.01                        550,000           550         4,950              -              -          5,500
Net loss for the period                             -             -             -           (820)             -           (820)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2005                     7,750,000 $       7,750 $      12,350 $         (820) $           - $       19,280

Net loss for the period                             -             -             -        (25,102)             -        (25,102)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2006                     7,750,000 $       7,750 $      12,350 $      (25,922) $           - $       (5,822)

Shares issued for services                      2,500             3           247              -              -            250
Net loss for the period                             -             -             -        (21,335)             -        (21,335)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2007                     7,752,500 $       7,753 $      12,597 $      (47,257) $           - $      (26,907)

Shares issued for services                      2,500             2           248              -              -            250
Net Comprehensive Loss                              -             -             -         (9,560)         2,375         (7,185)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, September 30, 2007                 7,755,000 $       7,755 $      12,485 $      (66,987) $       2,375 $      (44,012)
                                        ============= ============= ============= ==============  ============= ==============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2007


Note 1.  Interim Reporting

While the information presented in the accompanying interim six months statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's March 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31 2007 annual financial statements. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.


Note 2.  Nature and Continuance of Operations

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $66,987 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The Company has adopted March 31 as its fiscal year-end.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2007


Note 3. Summary of Significant Accounting Policies

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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2007


Note 3.   Summary of Significant Accounting Policies - (cont'd)

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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2007


Note 4.  Mineral Property

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


Note 5   Related Party Transaction

At September 30, 2007, the Company owed an accounts payable of $1,400 and a Note payable of $9,186 to the former President and CEO of the Company who resigned on March 13, 2007.

Also, at September 30, 2007, the Company owed Notes payable of $14,299 to the president of the company. During the quarter the Company issued to the president 2 notes payable for a total of $9,633.


Note 6   Notes Payable

The promissory notes payable are unsecured and bear no interest per annum.

                                                September 30, 2007

     August 04, 2006                               $     5,000
     September 01, 2006                                    900
     February 02, 2007                                   8,286
     April 16, 2007                                      4,666
     July 11, 2007                                       4,633
     July 17, 2007                                       5,000
                                                   -----------
                                                   $    28,485

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or within ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 2007


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

The amounts that have been charged against income for those services were approximately $250 for the year ended March 31, 2007 and $250 for the six months ended September 30, 2007. As of September 30, 2007 the 5,000 common shares for services have not yet been issued.










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

Results of Operations for the Period Ended September 30, 2007

     We did not earn any revenues during the six-month period ended September 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Chip claims, which is doubtful.

     We incurred operating expenses in the amount of $17,355 for the six-month period ended September 30, 2007. These operating expenses were comprised of professional fees of $15,000 and general and administrative costs of $4,730.

     At September 30, 2007 we had total assets of $2,431, consisting of $612 in cash and prepaid expenses of $1,819. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $15,100 and notes payable of $28,485.

     We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls

     We evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. This evaluation was conducted by Jason Smart, our chief executive officer and principal accounting officer.

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

     None.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.


Item 6. Exhibits and Report on Form 8-K

         (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number            Descriptions
----------        ----------------------------------------
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

--------------
o        Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     Current report filed on report 8-K/A on August 21, 2007.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2007


Zandaria Ventures Inc.


/s/ Jason Smart
------------------------
Jason Smart, President