Form 10QSB
period 2007-12-31
Zandaria Ventures Inc.
filed 2008-02-12
CIK 1334589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2007

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

                                      None
    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,755,000 Shares of $0.001 par value common stock outstanding as of February 11, 2008.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)

                             INTERIM BALANCE SHEETS
                         December 31 and March 31, 2007
                             (Stated in US Dollars)

                                                                   December        March
                                                                   30, 2007       31, 2007
                                                                -------------   --------------

ASSETS

Current
    Cash                                                        $       7,352   $        5,585
     Prepaid expenses                                                   1,455            2,366
                                                                -------------   --------------

                                                                $       8,807   $        7,951
                                                                =============   ==============
LIABILITIES
Current
    Accounts payable and accrued liabilities                    $      14,150   $       13,297
     Notes payable                                                     38,542           19,186
                                                                -------------   --------------
                                                                       52,692           32,483

Derivative Liability arising from note conversion rights                  342            2,375
                                                                -------------   --------------
                                                                $      53,034   $       34,858
STOCKHOLDER'S EQUITY
Capital stock
    Authorized:
      75,000,000  common shares with a par value of $0.001
    Issued and outstanding:
      7,755,000  common shares (March 31, 2007: 7,750,000)              7,755            7,753
Additional paid-in capital                                             12,845           12,597
Accumulated other comprehensive income                                  4,891                -
Deficit accumulated during the pre-exploration stage                  (69,718)         (47,257)
                                                                -------------   --------------
                                                                      (44,227)         (26,907)
                                                                -------------   --------------
                                                                $       8,807   $        7,951
                                                                =============   ==============

Nature and Continuance of Operations (Note 1)


                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF OPERATIONS
                     For the nine months ended December 31, 2007
                    and 2006 and for the period February 23, 2005
                    (Date of Inception) to December 31, 2007
                             (Stated in US Dollars)


                                                                                                               Cumulative from
                                                                                                              February 23, 2005
                                               Three months ended                Nine months ended           (Date of Inception)
                                                  December 31,                       December 31,             to December 31,
                                            2007                2006           2007                2006              2007
                                         -------------    ---------------   --------------    --------------  -----------------
Expenses
Management fees                          $           -   $              -   $            -   $         2,300  $           4,100
Professional fees                                1,550              2,450           16,550             6,519             42,588
Consulting fees                                      -               (495)             250                 -                250
Organizational costs                                 -                  -                -                 -                500
Geological, mineral, prospect costs                  -              6,452                -             6,452              9,740
General and administrative costs                 1,181                777            5,661             2,961             12,540
                                         -------------    ---------------   --------------    --------------  -----------------
 Net Loss                                       (2,731)            (9,679)         (22,461)          (18,232)           (69,718)

Other Comprehensive Income from
Abandonment of conversion rights                 2,516                  -            4,891                 -              4,891
                                         -------------    ---------------   --------------    --------------  -----------------

Loss for the period                      $        (215)   $        (9,679)  $      (17,570)   $       (8,553) $         (64,827)


Basic and diluted loss per share         $        0.00    $          0.00   $         0.00    $         0.00
                                         =============    ===============   ==============    ==============

Weighted average number of shares
outstanding                                  7,755,000          7,750,000        7,754,855         7,750,000
                                         =============    ===============   ==============    ==============




                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         INTERIM STATEMENT OF CASH FLOWS
                  For the nine months ending December 31, 2007
                  and 2006 and For the period February 23, 2005
                    (Date of Inception) to December 31, 2007
                             (Stated in US Dollars)

                                                                                                   Cumulative from
                                                                                                 February 23, 2005
                                                                                                (Date of Inception)
                                                               December 31       December 31     to December 31,
                                                                   2007              2006               2007
                                                             ----------------   --------------   ---------------

Operating Activities
    Net loss for the period                                  $        (22,461)  $      (18,232)  $       (67,343)
     Common stock issued for services
     Amortization of prepaid interest                                     250                -               500
                                                                        3,026                -             2,858
Adjustments to reconcile loss to cash used
 by operating activities:
       Shareholder advances                                                 -                -                 -
       Prepaid expenses                                                   911             (500)           (1,455)
       Accounts payable and accrued liabilities                           853           (7,604)           14,150
                                                             ----------------   --------------   ---------------
                                                                      (17,421)         (11,128)          (51,290)

Investing Activities                                                        -                -                 -

Financing Activities
    Common stock issued for cash                                            -                -            20,100
     Notes payable - payments                                          (5,000)               -            (5,000)
                            -- Borrowing                               24,188            5,900            43,542
                                                             ----------------   --------------   ---------------
                                                                       19,188            5,900            58,642

Increase (decrease) in cash during the period                           1,767           (5,228)            7,352

Cash, beginning of the period                                           5,585            5,671                 -
                                                             ----------------   --------------   ---------------

Cash, end of the period                                      $          7,352   $          443   $         7,352
                                                             ================   ==============   ===============



                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDER'S
                       EQUITY (DEFICIENCY) For the period
                     February 23, 2005 to December 31, 2007
                             (Stated in US Dollars)


                                                                                    Deficit
                                                                                   Accumulated
                                                                     Additional    During the       Other
                                        Number of        Common        Paid-In     Exploration    Comprehensive
                                          Shares          Stock        Capital      Stage          Income         Total
                                        ------------- ------------- ------------- --------------  ------------- --------------

Balance, February 23, 2005                          - $           - $           - $            -  $           - $            -

Shares issued at $0.001                     2,500,000         2,500             -              -              -          2,500
Shares issued at $0.003                       700,000           700         1,400              -              -          2,100
Shares issued at $0.0025                    4,000,000         4,000         6,000              -              -         10,000
Shares issued at $0.01                        550,000           550         4,950              -              -          5,500
Net loss for the period                             -             -             -           (820)             -           (820)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2005                     7,750,000 $       7,750 $      12,350 $         (820) $           - $       19,280

Net loss for the period                             -             -             -        (25,102)             -        (25,102)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2006                     7,750,000 $       7,750 $      12,350 $      (25,922) $           - $       (5,822)

Shares issued for services                      2,500             3           247              -              -            250
Net loss for the period                             -             -             -        (21,335)             -        (21,335)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, March 31, 2007                     7,752,500 $       7,753 $      12,597 $      (47,257) $           - $      (26,907)

Shares issued for services                      2,500             2           248              -              -            250
Net Comprehensive Loss                              -             -             -         (9,560)         2,375         (7,185)
                                        ------------- ------------- ------------- --------------  ------------- --------------
Balance, December 31, 2007                  7,755,000 $       7,755 $      12,845 $      (69,718) $       4,891 $      (44,227)
                                        ============= ============= ============= ==============  ============= ==============






                             See Accompanying Notes

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 1. Interim Reporting

While the information presented in the accompanying interim nine months statements is unaudited, it includes all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company's March 31, 2007 annual financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company's March 31 2007 annual financial statements. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ended March 31, 2008.


Note 2. Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on February 23, 2005 and is in the business of acquisition, exploration and development of mineral properties. The Company has not yet determined whether its properties contain mineral reserves that may be economically recoverable. Management is seeking other business acquisitions.

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $67,343 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The Company has adopted March 31 as its fiscal year-end.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 3. Summary of Significant Accounting Policies - (cont'd)

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


Note 4. Related Party Transaction

At December 31, 2007, the Company owed an accounts payable of $1,400 and a notes payable of $9,186 to the former President and CEO of the Company who resigned on March 13, 2007. On December 28, 2007, the due date was extended until December 31, 2008

At December 31, 2007, the Company owed notes payable plus interest of $24,356 to the President of the company. During the quarter, the Company issued a note payable for $10,000 to its President. On December 28, 2007, the due date was extended until December 31, 2008

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                December 31, 2007


Note 5. Notes Payable

The promissory notes payable are unsecured and bear no interest per annum.

                                                      December 31, 2007

     August 04, 2006                                  $     5,000
     September 01, 2006                                       900
     February 02, 2007                                      8,286
     April 16, 2007                                         4,723
     July 11, 2007                                          4,633
     July 17, 2007                                          5,000
     October 18, 2007                                      10,000
                                                      -----------
                                                      $    38,542

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or within ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.


Note 6. Stock Issued for Services

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

The amounts that have been charged against income for those services were approximately $250 for the year ended March 31, 2007 and $250 for the nine months ended December 31, 2007. As of December 31, 2007 the 5,000 common shares for services have not yet been issued.

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




Item 2. Management's Discussing and Analysis of Financial Condition and Results Of Operations

Overview

     The Company is a start-up, development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. We must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

     Our plan of operation for the next twelve months was to complete the recommended phase one and two exploration programs on the Chip claims consisting of a geological mapping, prospecting and geochemical sampling. We anticipated that these exploration programs would cost approximately $8,600 and $34,000 respectively.

     The Company's plan of operation is to now find a new business plan to implement. The Company is seeking to raise capital to implement the Company's new, as yet to be defined business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

     Our current cash on hand is sufficient for approximately six months. We will have to raise additional funds within that time period in order to affect our new plan of operations. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results of Operations for the Period Ended December 31, 2007

     We did not earn any revenues during the six-month period ended December 31, 2007. We do not anticipate earning revenues until we implement a new business plan.

     We incurred operating expenses in the amount of $22,461 for the nine-month period ended December 31, 2007. These operating expenses were comprised of professional fees of $16,550 and general and administrative costs of $5,911.

     At December 31, 2007 we had total assets of $8,807, consisting of $7,352 in cash and prepaid expenses of $1,455. At the same date, our liabilities consisted of accounts payable and accrued liabilities of $14,150 and notes payable of $38,542.

     We have not attained profitable operations and are dependent upon obtaining financing to implement a new business plan. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.


Item 3. Controls and Procedures

Evaluation of Disclosure Controls

     We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Jason Smart, our chief executive officer and principal accounting officer.

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

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 11, 2008


Zandaria Ventures Inc.


/s/ Jason Smart
------------------------
Jason Smart, President