Form 10KSB
period 2008-03-31
Zandaria Ventures Inc.
filed 2008-07-15
CIK 1334589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

               or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______


Commission file number: 333-127389


                              ZANDARIA VENTURES, INC.
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    NEVADA                          333-127389             APPLIED FOR
----------------------------       ------------       --------------------------
(State or other jurisdiction       (Commission        (IRS Employer
of incorporation)                   file number)         Identification No.)


2300 PALM BEACH LAKES BLVD. SUITE 218
WEST PALM BEACH FL                                            33409
----------------------------------------              --------------------------
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

         Yes [X]   No [_]



Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]



Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

        ` Yes [_]  No [X]



State  issuer's  revenues for its most recent  fiscal year ended March 31, 2008:

          $0.00



Of the 7,755,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2008, 5,250,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as
reported on the OTC Bulletin Board on July 9, 2008:     US $6,562,500.



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

                            ZANDARIA VENTURES, INC.

                                TABLE OF CONTENTS

                                                                     Page Number
                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS                                              5
ITEM 2   DESCRIPTION OF PROPERTY                                             10
ITEM 3   LEGAL PROCEEDINGS                                                   10
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

                                    PART II

ITEM 5   MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS                                                             10
ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           12
ITEM 7   FINANCIAL STATEMENTS                                                14
ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES                                               14
ITEM 8A  CONTROLS AND PROCEDURES                                             14

                                    PART III

ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 14
ITEM 10    EXECUTIVE COMPENSATION                                            16
ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS                                   17
ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                    18
ITEM 13    EXHIBITS AND REPORTS ON 8-K                                       18
ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES                            18

FINANCIALS                                                                  F-1

SIGNATURES                                                                   31

                                     PART I


ITEM 1 - Description of Business

     We were incorporated on February 23, 2005 under the laws of the state of Nevada. On that date, Steven Cozine was appointed as our sole director. Mr. Cozine was also appointed as our president, secretary, treasurer and chief executive officer.

     The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2008. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it begins the exploration plans on the Chip claims. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements".

Employees

     We have no employees as of the date of this filing other than our sole director.

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

ITEM 2 - Description of Property

     The Company's current mailing address is 2300 Palm Beach Lakes Boulevard, Suite 218, West Palm Beach, Florida 33409. The property consists of approximately 1,100 square feet of finished office space. Other than this mailing address, we do not currently maintain any other office facilities. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve months if we are able to execute our business plan.

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


ITEM 4 - Submission of Matters To a Vote of Security Holders.

     During the fourth quarter of our fiscal yearend 2008, no matters were submitted to a vote of the security holders of the Company.



                                     PART II


ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

     There is no established trading market in our Common Stock. The Company's common stock is traded only on the OTC Bulletin Board (OTC: ZDVN).

Shareholders

     As at March 31, 2008 there are approximately thirty five holders of the Company's Common Stock.

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

Results of Operations

Revenues

     There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company did not generate any revenues from operations for the twelve months ended March 31, 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of its properties, and possible cost overruns due to price and cost increases in services.

Operating Expenses

     Operating expenses increased by $1,259 from $21,335 for the year ended March 31, 2007 to $22,594 for the year ended March 31, 2008. The increase in our net operating loss is due to the increase in professional fees.

Interest Expense

     The Company currently has no interest expense.

Net Income/Loss

     Net loss increased $999 from net operating loss of $21,335 for the year ended March 31, 2007 to a net operating loss of $22,344 for the year ended March 31, 2008. The increase in net operating loss is due to the increase in professional fees.

     As of March 31, 2008, our accumulated deficit was $69,601.

Assets and Liabilities

     Our total assets were $5,123 as of March 31, 2008. Our assets consisted of cash of $4,032 and prepaid expenses of $1,091.

     Total Current Liabilities as of March 31, 2008 were $51,749. Our notes payable are $9,186 to Steven Cozine, $5,000 to Edward Johnson, and $24,413 to Jason Smart. Derivative liability arising from note conversion rights was $2,625.

Plan of Operation

     The Company's plan of operation for the next twelve months is to focus on developing and implementing a new business plan since we have elected to abandon the Chip claim exploration operations.

Financial Condition, Liquidity and Capital Resources

     At March 31, 2008, we had cash and cash equivalents of $4,032. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. We expect to continue to have minimal working capital or a working capital deficit as a result of our current liabilities.

     For the year ended March 31, 2008, we have not generated cash flow from operations. The Company anticipates establishing long-term financing to fund operations in the very near future.

     As of March 31, 2008, we had cash of $4,032 and a working capital deficit of $69,601. As of March 31, 2008, we had no outstanding debt other than ordinary notes payable to Steven Cozine, Edward Johnson and Jason Smart. The Company will seek funds from possible strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $69,601 at March 31, 2008 and net losses from operations of $22,344 and $21,335, respectively, for the years ended March 31, 2008 and 2007. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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


ITEM 7.  Financial Statements

     Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc. For the year ended March 31, 2008 and have been prepared in accordance with generally accepted Accounting principles and pursuant to Regulation S-B as promulgated by the Securities And Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.


ITEM 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     During 2007 we changed auditors from Cinnamon Jang Willoughby & Company to Pollard-Kelley Auditing Services, Inc..


ITEM 8A. Controls and Procedures

     In order to ensure that the information that we must disclose in our filings with the Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive and financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2008. Based on such evaluation, he concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective, because we failed to timely write off an impaired lease deposit and we failed to timely record accrued interest expense.

     There has been no change in our internal control over financial reporting during 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III


ITEM 9 -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below is the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name              Age      Position(s) with Company
--------------    ---      ---------------------------------------
Jason Smart        28      Chief Executive Officer, President, Secretary
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


ITEM 10 - Executive Compensation

     The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal year ended March 31, 2008 to the Company's President and highest paid executive officers. No restricted stock awards, long- term incentive plan payouts or other types of compensation, other than the compensation identified in the chart below, were paid to these executive officers during these fiscal years.

SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                         Annual Compensation                       Awards            Payouts
                        --------------------              -----------------------  -------------
                                             Other        Restricted  Securities   LTIP     All
Name and                                     Annual       Stock       Underlying   Pay-     Other
Principal         Year    Salary    Bonus    Compen-      Award(s)    Options/     outs     Compen-
Position (1)              ($)       ($)      sation ($)   ($)         SARs  (f)             sation ($)
----------------- ------  --------  -------- ------------ ----------  ------------ -------- ----------
Steven Cozine,     2006      0           0      2,300           0           0            0        0
CEO & President

Jason Smart,       2007      0           0          0           0           0            0        0
CEO & President

Jason Smart,       2008      0           0          0           0           0            0        0
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

Stock Option and Stock Appreciation Rights.

     We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2008, or the period ending on the date of this Report.

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


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 2008, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

                                  Common Stock
                               Beneficially Owned
                         ------------------------------

Name and Address             Title of Class     Number         Percent
-------------------------------------------------------------------------------
Steven Cozine
1460 Barclay Suite 701
Vancouver, BC Canada V6G1J5    Common           2,500,000        32.2%

All Executive Officers and
Directors as a Group           Common           2,500,000        32.2%
(One (1) person)
---------------------------------------------------------------------
* Less than 1%.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2008. As of March 31, 2008, there were 7,755,000 shares of our common stock issued and outstanding.

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

         None.


ITEM 14. Principal Accountant Fees and Services

     Audit Fees. The aggregate fees billed for professional services rendered was $10,000 for the audit of our annual financial statements for the fiscal year ended March 31, 2008 and the reviews of the financial statements included in our Forms 10-QSB for the fiscal year.

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

     All Other Fees. Other than the services described above, the aggregate fees billed for services rendered by the principal accountant was $0 and $0, respectively, for the fiscal years ended March 31, 2008.

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

     The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2008 with management and the independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2008, for filing with the Securities and Exchange Commission. The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.






                [Balance of this page intentionally left blank.]

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)

                         REPORT AND FINANCIAL STATEMENTS
                             March 31, 2008 and 2007
                             (Stated in US Dollars)

                                    CONTENTS


                                                                           Page

Report of Registered Independent Certified Public Accounting Firm           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2008 and 2007                                          F-3

   Statement of Operations
     for the years ended March 31, 2008 and 2007                            F-4

   Statement of Cash Flows
     for the years ended March 31, 2008 and 2007                            F-5

   Statement of Changes in Stockholders' Equity
     for the years ended March 31, 2008 and 2007                            F-6

   Notes to Consolidated Financial Statements                               F-7

Pollard-Kelley Auditing Services, Inc...........................................
Auditing Services
4500 Rockside Road, Suite 450, Independence, OH 44131               330-864-2265

             Report of Independent Registered Public Accounting Firm

Zandaria Ventures, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Zandaria Ventures, Inc., (An Exploration Stage Company) as of March 31, 2008, and the related statements of income, changes in stockholders' equity, and cash flows for the one year in the period ended March 31, 2008 and for the period from February 23, 2005 through March 31, 2008 (since inception). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2008, and the results of its operations and it cash flows for the one year in the period ended March 31, 2008 and for the period from February 23, 2005 through March 31, 2008 (since inception), in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/s/ Pollard-Kelley Auditing Services, Inc.

Independence, Ohio
July 11, 2008

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET
                             March 31, 2008 and 2007
                             (Stated in US Dollars)


                                                               March 31,       March 31,
                                                                  2008           2007
                                                             -------------   ------------
        ASSETS

Current
    Cash                                                     $       4,032   $      5,585
     Prepaid expenses                                                1,091          2,366
                                                             -------------   ------------

                                                             $       5,123   $      7,951
                                                             =============   ============


LIABILITIES

Current
    Accounts payable and accrued liabilities                 $      13,150   $     13,297
     Notes payable                                                  38,599         19,186
                                                             -------------   ------------
                                                                    51,749         32,483

Derivative Liability arising from note conversion rights             2,625          2,375

STOCKHOLDER'S EQUITY

Capital stock
    Authorized:
      75,000,000  common shares with a par value of $0.001
    Issued and outstanding:
     7,755,000  common shares (March 31, 2007: 7,752,500)            7,755          7,753
Additional paid-in capital                                          12,845         12,597
Accumulated other comprehensive income                                (250)             -
Deficit accumulated during the pre-exploration stage               (69,601)       (47,257)
                                                             -------------   ------------

                                                                   (49,251)       (26,907)
                                                             -------------   ------------

                                                             $       5,123   $      7,951
                                                             =============   ============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS
                     For the years ended March 31, 2008 and
                 2007 and for the period February 23, 2005 (Date
                         of Inception) to March 31, 2008
                             (Stated in US Dollars)

                                                                                 Cumulative from
                                                                                 February 23, 2005
                                                                                (Date of Inception)
                                                                                   to March 31,
                                                    2008             2007              2008
                                                -------------    -------------  ------------------
EXPENSES

Management fees                                 $           -    $           -  $          4,100
Professional fees                                      18,600            2,300            44,638
Consulting fees                                           250            7,019               250
Organizational costs                                        -                -               500
Geological, mineral, prospect costs                         -            7,240             9,740
General and administrative costs                        3,494            4,776            10,373
                                                -------------    -------------  ------------------
 Net Loss                                             (22,344)         (21,335)          (69,601)

Other Comprehensive Income from
Abandonment of conversion rights                          250                -               250
                                                -------------    -------------  ------------------

Loss for the period                             $     (22,594)   $     (21,335) $         (69,851)


Basic and diluted loss per share                $        0.00    $        0.00
                                                =============    =============

Weighted average number of shares outstanding       7,754,896        7,750,007
                                                =============    =============



                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                       For the years ending March 31, 2008
                  and 2007 and For the period February 23, 2005
                      (Date of Inception) to March31, 2008
                             (Stated in US Dollars)


                                                                                 Cumulative from
                                                                                 February 23, 2005
                                                                                (Date of Inception)
                                                                                   to March 31,
                                                    2008             2007              2008
                                                --------------   -------------  ------------------

Operating Activities
    Net loss for the period                     $      (25,202)  $     (21,335) $          (72,459)
     Common stock issued for services                      250             250                 500
     Amortization of prepaid interest                    3,083               9               5,458

Adjustments to reconcile loss to cash
  used by operating activities:
     Shareholder advances                                    -               -                   -
     Prepaid expenses                                    1,275               -              (1,091)
     Accounts payable and accrued liabilities             (147)          1,804              13,150
                                                --------------   -------------  ------------------
                                                       (20,741)        (19,272)            (54,442)

Investing Activities                                         -               -                   -

Financing Activities
    Common stock issued for cash                             -               -              20,100
     Notes payable - payments                           (5,000)              -              (5,000)
                            -- Borrowing                24,188          19,186              43,374
                                                --------------   -------------  ------------------
                                                        19,188          19,186              58,474


Increase (decrease) in cash during the period            1,553             (86)              4,032

Cash, beginning of the period                            5,585           5,671                   -
                                                --------------   -------------  ------------------

Cash, end of the period                         $        4,032   $       5,585  $            4,032
                                                ==============   =============  ==================


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
               For the period February 23, 2005 to March 31, 2008
                             (Stated in US Dollars)


                                                                          Deficit
                                                                        Accumulated   Accumulated
                                     Common Stock        Additional      During the     Other
                               Number of                   Paid-in      Exploration  Comprehensive
                                Shares         Amount      Capital         Stage         Income         Total
                               ----------------------------------------------------------------------------------
Balance, February 23, 2005             -    $       -    $        -     $         -    $       -      $       -
                               ----------------------------------------------------------------------------------

Shares issued at $0.001        2,500,000        2,500             -               -                       2,500
Shares issued at $0.003          700,000          700         1,400               -            -          2,100
Shares issued at $0.0025       4,000,000        4,000         6,000               -            -         10,000
Shares issued at $0.01           550,000          550         4,950               -            -          5,500
Net loss for the period                -            -             -            (820)           -           (820)
                               ----------------------------------------------------------------------------------
Balance, March 31, 2005        7,750,000    $   7,750    $   12,350     $      (820)   $       -      $  19,280

Net loss for the period                -            -             -         (25,102)           -        (25,102)
                               ----------------------------------------------------------------------------------
Balance, March 31, 2006         7,750,000   $   7,750    $   12,350     $   (25,922)   $       -      $  (5,822)

Shares issued for services          2,500           3           247               -            -            250
Net loss for the period                                                      (21,335)          -        (21,335)
                               ----------------------------------------------------------------------------------
Balance, March 31, 2007         7,752,500   $   7,753    $   12,597     $    (47,257)  $       -      $ (26,907)

Shares issued for services          2,500         248             2                -           -            250
Net Comprehensive Loss                  -           -             -          (22,344)       (250)       (22,594)
                               ----------------------------------------------------------------------------------

Balance, March 31, 2008         7,755,000   $   7,755    $   12,845     $    (69,601)  $    (250)     $ (49,251)
                               ==================================================================================


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 2008


Note 1.  Nature and Continuance of Operations

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

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $69,601 since inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

The Company has adopted March 31 as its fiscal year-end.


Note 2.  Summary of Significant Accounting Policies

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

The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized as follows:

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008


Note 2.  Summary of Significant Accounting Policies - (cont'd)

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

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008


Note 2.  Summary of Significant Accounting Policies - (cont'd)

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

Note 3.   Mineral Property

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

This agreement is subject to a 2 1/2% net smelter royalty and a 7 1/2% gross rock royalty for a total of $20,000. The Company is in default under this agreement at March 31, 2008.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008


Note 4.  Related Party Transaction

At March 31, 2008, the Company owed an accounts payable of $1,400 and a Note payable of $9,186 to the former President and CEO of the Company who resigned on March 13, 2007.

Also, at March 31, 2008, the Company owed Notes payable plus interest of $24,413 to the president of the company.


Note 5.  Notes Payable

The promissory notes payable are unsecured and bear no interest per annum.

                                           March 31, 2008
                                            -------------
     August 04, 2006                        $       5,000
     September 01, 2006                               900
     February 02, 2007                              8,286
     April 16, 2007                                 4,780
                                                        -
     July 11, 2007                                  4,633
                                            -------------
     July 17, 2007                                  5,000
     October 18, 2007                              10,000
                                            -------------
                                            $      38,599

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

The amounts that have been charged against income for those services were $250 for the year ended March 31, 2007 and $250 for the year ended March 31, 2008.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2008


Note 7.  Deferred Tax Assets

The significant components of the Company's deferred tax assets are as follows:

                                                       March 31,     March 31,
                                                         2008            2007
-------------------------------------------------------------------------------

Deferred Tax Assets
  Non-capital loss carry forward                     $        -     $       -
Less:  valuation allowance for deferred tax asset            (-)           (-)
-------------------------------------------------------------------------------
                                                     $        -     $       -
-------------------------------------------------------------------------------

Deferred tax assets reflect the tax effects of temporary differences between the carrying amounts and liabilities for financial reporting purposes and the amounts used for income tax purposes. No deferred tax asset has been recorded as a full valuation allowance has been applied.


Note 8.  Corporation Income Tax Losses

The actual income tax recovery differs from the expected income tax recovery as follows:

                                      March 31,       March 31,      March 31,
                                        2008            2007            2006
 ------------------------------------------------------------------------------
 Expected income taxes at 34%        $       -       $       -      $   8,022
 Less:  valuation allowance for
        loss carry forwards                 (-)             (-)        (8,022)
 ------------------------------------------------------------------------------
                                     $       -       $       -      $       -
 ------------------------------------------------------------------------------


At March 31, 2008, the Company has accumulated non-capital losses totaling $69,601, which are available to reduce taxable income in future taxation years. The potential benefit arising from these losses has been offset with a full valuation allowance. These losses will expire in 2028.

                                  SIGNATURES

     In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.


                              ZANDARIA VENTURES, INC.
                    ----------------------------------------
                                  (Registrant)

Date: JULY 11, 2008



                               By: /s/ JASON SMART
                             ---------------------------------
                             Jason Smart, President and Director


     Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                            Date

/s/ JASON SMART
-------------------------
Jason Smart                CEO, President & Director           July 11, 2008