Form 10-Q
period 2008-06-30
Zandaria Ventures Inc.
filed 2008-08-14
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZANDARIA VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2300 Palm Beach Lakes Blvd, Suite 218
West Palm Beach FL 33409
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 697-8751

N/A
(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 31, 2008,  there were  approximately 7,755,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing  numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-KSB. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated  events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I. - FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis or Plan of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4T.	Controls and Procedures

PART II. - OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A.	Risk Factors

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Submission of Matters to a Vote of Security Holders

Item 5	Other Information

Item 6	Exhibits

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Balance Sheet F-2

Statements of Operations F-3

Statements of Stockholders’ Equity F-4

Statements of Cash Flows F-5

Notes to Financial Statement F-6

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Balance Sheet
Balance Sheet

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$6,852	$4,032
Prepaid expenses	1,091	1,091

Total current assets	7,943	5,123

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$7,943	$5,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,425	$13,150
Note payable	39,774	38,599

Total current liabilities	51,199	51,749

LONG-TERM LIABILITIES

Long-term note payable	20,000	0

Total long-term liabilities	20,000	0

Total Liabilities	71,199	51,749

Derivative liability arising from note conversion rights	2,625	2,625

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	(250)	(250)
Deficit accumulated during the pre-exploration stage	(86,231)	(69,601)

Total stockholders’ equity	(65,881)	(49,251)

Total Liabilities and Stockholders’ Equity	$7,943	$5,123

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Operations
Three Months Ended June 30,
(Unaudited)

	2008	2007	Cumulative from February 23, 2005 (inception) to June 30, 2008

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	1,630	3,560	16,853
Geological, mineral, prospecting costs	0	0	9,740
Professional fees	15,000	6,000	59,638

Total expenses	16,630	9,560	86,231

Other comprehensive income from abandonment of conversion rights	0	(2,375)	250

Net income (loss)	$(16,630)	$(7,185)	$(86,481)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	7,755,000	7,754,560

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,750	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,752	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(16,630)	0	(16,630)
ENDING BALANCE, March 31, 2008 (unaudited)	7,752,500	$7,752	$12,845	$(86,231)	$(250)	$(65,881)

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Cash Flows
Three Months Ended June 30,
(Unaudited)

	2008	2007	Cumulative from February 23, 2005 (inception) to June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,630)	$(9,560)	$(89,089)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	250	500
Amortization of prepaid interest	0	2,798	5,458
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	(550)	2,486	12,600
Increase (decrease) in prepaid interest	0	0	(1,091)

Net cash provided (used) by operating activities	(17,180)	(4,026)	(71,622)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	20,000	4,669	63,374
Payments on notes payable	0	(5,000)	(5,000)

Net cash provided by financing activities	20,000	(331)	78,474

Net increase (decrease) in cash	2,820	(4,357)	6,852

CASH, beginning of period	4,032	5,585	0

CASH, end of period	$6,852	$1,228	$6,852
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Zandaria Ventures, Inc.. is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

The following summarize the more significant accounting and reporting policies and practices of the Company:

(b) Use of estimates  The financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.  Actual results may differ significantly from those estimates.

(c) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

(d) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(e) Net income (loss) per share Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

(f) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations.  Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the three months ended June 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $86,231 accumulated through June 30, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30 2008, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At June 30, 2008 the Company owed notes payable of $44,413 to the current President and CEO.

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

June 30, 2008

August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,780
July 11, 2007	4,633
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000

$58,599

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.

NOTE 5 – STOCKHOLDERS EQUITY

At June 30, 2008, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01.

During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at  $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500.

NOTE 6 - MINERAL PROPERTY

On April 5, 2005, the Company entered into a purchase agreement, amended on April 6, 2006, to acquire a 100% interest in a mineral claim located in British Columbia, Canada.

This purchase agreement required the Company to pay:

a) $2,500 upon execution of the agreement - (paid on March 29, 2005)
b) $1,000 for an amendment of the agreement - (not paid)
c) $17,500 on or before April 5, 2007 (not paid)

This agreement is subject to a 2 ½% smelter royalty and a 7 ½% gross rock royalty to a total of $20,000.

As the Company has not made the subsequent two required payments, the Company has written off as worthless its initial investment in this claim, however the counter-party has not notified the Company of its default status, therefore the Company does retain this interest.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following  discussion and analysis  should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company is a development stage company and has not yet generated or realized any  revenues  from  business  operations.  The  Company's business  strategy has been focused on the Chip mineral claim in Canada. In the last quarter of fiscal 2008, the Company elected to exit this business plan and seek a different plan that would require less start-up capital or to seek potential merger candidates.  The  Company's  auditors  have issued a going concern  opinion in our audited  financial  statements for the fiscal year ended March 31, 2008. This means that our auditors  believe there is doubt that the Company can continue as an on-going  business for the next twelve  months unless it obtains  additional capital to pay its bills. This is because the Company has not  generated  any  revenues and no revenues  are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible  transactions  with strategic or joint venture partners. We do not  plan  to use any capital raised for the purchase or sale of any plant or  significant  equipment. The following  discussion and analysis  should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007

Revenues

The Company did not  generate  any revenues from operations for the three months ended June 30, 2008 or 2007. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased by $7,070 from $9,560 for the three months ended June 30, 2007 to $16,630 for the three months ended June 30, 2008. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss increased by $9,445 from net loss of $7,185 for the three months ended June 30, 2007 to a net loss of $16,630 for the three months ended June 30, 2008. The increase in net operating loss is due to the increased professional fees expenses incurred.

At June 30, 2008, our accumulated deficit was $86,231.

Assets and Liabilities

Our total assets were  $7,943 at June 30, 2008.  Our assets consist of cash of $7,943.

Total Current  Liabilities  are $51,199 at June 30, 2008.  Our notes payable  are for  $39,774..

Financial Condition, Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $7,943. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $39,633 from him.

As of June 30, 2008, we had a working capital deficit of $43,256. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's  plan of operation  through March 31, 2009 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's  business  strategy.  In the event  additional  capital  is not  raised,  the  Company  may  seek  a  merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2008 and 2007.

Going Concern.

The Company has suffered recurring losses from operations and is in serious need of  additional  financing.  These  factors  among others  indicate that the Company may be unable to continue as a going concern,  particularly in the event that it cannot  obtain  additional  financing or, in the  alternative,  affect a merger or  acquisition.  The Company's  continuation  as a going concern depends upon its ability to generate  sufficient cash flow to conduct its operations and its  ability  to  obtain  additional  sources  of  capital  and  financing.  The accompanying  financial  statements do not include any  adjustments  that may be necessary if the Company is unable to continue as a going concern.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to any specific market risk other than that encountered by any other public company related to being publicly traded.

Item 4T - Controls and Procedures

Our management,  which includes our Chief Executive Officer who also serves as  our  principal  financial  officer,  have  conducted  an  evaluation  of the effectiveness  of our  disclosure  controls and  procedures  (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report.  Based upon that  evaluation,  our  management  has  concluded  that our disclosure  controls and  procedures  are not  effective  for timely  gathering, analyzing  and  disclosing  the  information  we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended,  because of adjustments required by our independent auditors, primarily in the area of notes payable.  Specifically,  our independent auditors identified deficiencies in our internal  controls and disclosures  related to the valuation and amortization of beneficial  conversion features on our notes payable. We have made the necessary adjustments to our financial  statements and footnote disclosures in our Interim Report on Form 10-Q.  We are in the process of improving our internal  controls in an effort to  remediate  the  deficiencies.  There  have been no  significant changes  made  in  our  internal   controls  or  in  other  factors  that  could significantly  affect our internal controls  subsequent to the end of the period covered by this report based on such evaluation.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	* Certification of the Chief Executive Officer and Acting Chief Financial Officer, dated August 14, 2008, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer and Acting Chief Financial Officer, dated August 14, 2008, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*    Filed herewith.

     (b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Zandaria Ventures, Inc.

By:      /s/ Jason Smart
Jason Smart
Chief Executive Officer,
President and Chairman of the Board*
Date: August 14, 2008

*    Jason Smart  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.