Form 10-Q
period 2008-09-30
Zandaria Ventures Inc.
filed 2008-11-17
CIK 1334589

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)
--------------------------------------------------------------------------------
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

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

         Large accelerated filer |_|        Accelerated filer |_|
         Non-accelerated filer  |_|         Smaller reporting company  |X|


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).         |X| Yes          |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of October 31, 2008, there were approximately shares of the Issuer's common stock, par value $0.001 per share outstanding.


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

                                     INDEX

                         PART I. - FINANCIAL INFORMATION

ITEM 1.    Financial Statements                                                4

Balance Sheet................................................................F-4
Statements of Operations.....................................................F-5
Statements of Stockholders' Equity...........................................F-6
Statements of Cash Flows.....................................................F-7
Notes to Financial Statement.................................................F-8

ITEM 2.    Management's Discussion and Analysis or Plan of Operations         10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk         12

ITEM 4T.   Controls and Procedures                                            12

                          PART II. - OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  12

ITEM 1A.   Risk Factors                                                       12

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds        12

ITEM 3.    Defaults Upon Senior Securities                                    12

ITEM 4.    Submission of Matters to a Vote of Security Holders                12

ITEM 5.    Other Information                                                  12

ITEM 6.    Exhibits and Reports                                               13

SIGNATURES                                                                    13

                         PART I. - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                                  BALANCE SHEET


                                                             September 30,     March 31,
                                                                  2008           2008
                                                             -------------   ------------
        ASSETS
Current
    Cash                                                     $       2,095   $      4,032
     Prepaid expenses                                                  363          1,091
                                                             -------------   ------------
  Total current assets                                       $       2,458   $      5,123
                                                             =============   ============

OTHER ASSETS
   Other assets                                                          0              0
                                                             -------------   ------------
  Total other assets                                                     0              0
                                                             -------------   ------------
Total Assets                                                 $       2,458   $      5,123
                                                             =============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued liabilities                 $      11,425   $     13,150
     Notes payable                                                  39,774         38,599
                                                             -------------   ------------
  Total current liabilities                                         51,199         51,749
                                                             -------------   ------------

LONG-TERM LIABILITIES

Long-term note payable                                              20,000              0
                                                             -------------   ------------
  Total long-term liabilities                                       20,000              0
                                                             -------------   ------------
Total Liabilities                                                   71,199         31,749
                                                             -------------   ------------

Derivative Liability arising from note conversion rights             2,625          2,375

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value, authorized 75,000,000 shares;
     7,755,000 issued and outstanding                                7,755          7,755
Additional paid-in capital                                          12,845         12,845
Accumulated other comprehensive income                                (250)          (250)
Deficit accumulated during the pre-exploration stage               (91,716)       (69,601)
                                                             -------------   ------------

  Total stockholders' equity                                       (71,366)       (49,251)
                                                             -------------   ------------

Total Liabilities and Stockholders' Equity                   $       2,458   $      5,123
                                                             =============   ============


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF OPERATIONS
                      Three and Six Months Ended September 30,
                                   (unaudited)


                                                                                                              Period from
                                                                                                           February 23, 2005
                                                  Three Months                         Six Months             (Inception)
                                       -------------------------------    ------------------------------        through
                                                                                                              September 30,
                                            2008             2007              2008            2007               2008
                                       --------------   --------------    --------------  --------------    ----------------

REVENUES                               $            0   $            0    $            0  $            0    $              0
                                       --------------   --------------    --------------  --------------    ----------------

OPERATING EXPENSES
   General and administrative                     743              920             2,373           4,480              17,596
   Geological, mineral,
         prospective costs                          0                0                 0               0               9,740
   Professional fees                            4,742            9,250            19,742          15,250              64,380
                                       --------------   --------------    --------------  --------------    ----------------

          Total expenses                        5,485           10,170            22,115          19,730              91,716
                                       --------------   --------------    --------------  --------------    ----------------
Other comprehensive income from
   abandonment of conversion rights                 0                0                 0          (2,375)                250

Net loss                               $       (5,485)  $      (10,170)   $      (22,115) $      (17,355)   $        (19,966)
                                       ==============   ==============    ==============  ==============    ================

Basic net loss per wieghted
     average share                     $        (0.00)  $        (0.00)   $        (0.00) $        (0.01)
                                       ==============   ==============    ==============  ==============

Weighted average shares of shares           7,755,000        7,755,000         7,755,000       7,754,781
                                       ==============   ==============    ==============  ==============



                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                 STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIENCY)
               For the period February 23, 2005 to March 31, 2008
                             (Stated in US Dollars)


                                                                          Deficit
                                                                        Accumulated   Accumulated
                                     Common Stock        Additional      During the     Other
                               Number of                   Paid-in      Exploration  Comprehensive
                                Shares         Amount      Capital         Stage         Income         Total
                               ----------------------------------------------------------------------------------
Balance, February 23, 2005             0    $       0    $        0     $         0    $       0      $       0
                               ----------------------------------------------------------------------------------

Shares issued at $0.001        2,500,000        2,500             0               0            0          2,500
Shares issued at $0.003          700,000          700         1,400               0            0          2,100
Shares issued at $0.0025       4,000,000        4,000         6,000               0            0         10,000
Shares issued at $0.01           550,000          550         4,950               0            0          5,500
Net loss                               0            0             0            (820)           0           (820)
                               ----------------------------------------------------------------------------------
BALANCE, March 31, 2005        7,750,000    $   7,750    $   12,350     $      (820)   $       0      $  19,280

Net loss                               0            0             0         (25,102)           0        (25,102)
                               ----------------------------------------------------------------------------------
BALANCE, March 31, 2006         7,750,000   $   7,750    $   12,350     $   (25,922)   $       0      $  (5,822)
Shares issued for services          2,500           3           247               0            0            250

Net loss                                0           0             0         (21,335)           0        (21,335)
                               ----------------------------------------------------------------------------------
BALANCE, March 31, 2007         7,752,500   $   7,750    $   12,597     $   (47,257)   $       0      $ (26,907)

Shares issued for services          2,500           2           248               0            0            250
Net comprehensive loss                  0           0             0               0         (250)          (250)
Net loss                                0           0             0         (22,344)           0        (22,344)
                               ----------------------------------------------------------------------------------

BALANCE, March 31, 2008         7,755,000   $   7,755    $   12,845     $    (69,601)  $    (250)     $ (49,251)
                               ----------------------------------------------------------------------------------
BALANCE, March 31, 2008         7,752,500       7,752        12,845          (69,601)       (250)       (49,251)
Net loss                                0           0             0          (22,115)          0        (22,115)
                               ----------------------------------------------------------------------------------

ENDING BALANCE, September
30, 2008 (unaudited)            7,752,500   $   7,752    $   12,845     $    (91,716)  $    (250)     $ (71,366)
                               ==================================================================================


                See accompanying notes to financial statements.

                             ZANDARIA VENTURES INC.
                         (An Exploration Stage Company)
                             STATEMENT OF CASH FLOWS
                       For the years ending March 31, 2008
                  and 2007 and For the period February 23, 2005
                      (Date of Inception) to September 30, 2008
                             (Stated in US Dollars)


                                                                                 Cumulative from
                                                                                 February 23, 2005
                                                                                (Date of Inception)
                                                                                   to September 30,
                                                    2008             2007              2008
                                                --------------   -------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $      (22,115)  $     (19,730) $          (94,574)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Common stock issued for services                           0             250                 500
  Amortization of prepaid interest                         728           2,968               6,186
Changes in operating assets and liabilities
  Increase (decrease) in accounts payable -trade          (550)          1,804              12,600
  Increase (decrease) in prepaid interest                    0             547              (1,091)
                                                --------------   -------------  ------------------

Net cash provided (used) by operating activities       (21,937)        (14,161)            (76,379)
                                                --------------   -------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Deposit on options                                          0               0                   0
                                                --------------   -------------  ------------------

Net cash provided (used) by investing activities             0               0                   0
                                                --------------   -------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash                                 0               0              20,100
Proceeds from stockholder loan payable                  20,000          14,188              63,374
Payments on notes payable                                    0          (5,000)             (5,000)
                                                --------------   -------------  ------------------

Net cash provided by financing activities               20,000           9,188              78,474
                                                --------------   -------------  ------------------

Net increase (decrease) in cash                         (1,937)         (4,973)              2,095
                                                --------------   -------------  ------------------

CASH, beginning of period                                4,032           5,585                   0
                                                --------------   -------------  ------------------

CASH, end of period                             $        2,095   $         612  $            2,095
                                                ==============   =============  ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
          None


                See accompanying notes to financial statements.

                            ZANDARIA VENTURES, INC.
                       (an exploration stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS
                (Information with regard to the six months ended
                    September 30, 2008 and 2007 is unaudited)


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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h) Interim financial information The financial statements for the six months ended September 30, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.


NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about the Company's ability to continue as a going concern, as reflected by the net loss of $91,716 accumulated through September 30, 2008. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

                            ZANDARIA VENTURES, INC.
                       (an exploration stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30 2008, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007. At September 30, 2008 the Company owed notes payable of $44,413 to the current President and CEO.


NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

                                                 June 30, 2008
                                                ---------------
                        August 4, 2006          $        5,000
                        September 1, 2006                  900
                        February 2, 2007                 8,286
                        April 16, 2007                   4,780
                        July 11, 2007                    4,633
                        October 18, 2007                10,000
                        April 7, 2008                   20,000
                                                --------------
                                                $       53,599
                                                ==============

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.


NOTE 5 - STOCKHOLDERS EQUITY

At September 30, 2008, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01.

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

This agreement is subject to a 2 1/2% smelter royalty and a 7 1/2% gross rock royalty to a total of $20,000.

As the Company has not made the subsequent two required payments, the Company has written off as worthless its initial investment in this claim, however the counter-party has not notified the Company of its default status, therefore the Company does retain this interest.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     Comparison of Operating Results for the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007

Revenues

     The Company did not generate any revenues from operations for the three months ended September 30, 2008 or 2007. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

     Operating expenses decreased $4,685 from $10,170 for the three months ended September 30, 2007 to $5,485 for the three months ended September 30, 2008. The increase in our net operating expenses is due to decreased professional fees expenses incurred.

Net Loss

     Net loss increased $4,685 from net loss of $10,170 for the three months ended September 30, 2007 to a net loss of $10,170 for the three months ended September 30, 2008. The increase in net operating loss is due to the increased professional fees expenses incurred.

     At September 30, 2008, our accumulated deficit was $91,716.

Assets and Liabilities

     Our total assets were $2,458 at September 30, 2008. Our assets consist of cash of $2,095.

     Total current liabilities are $51,199 at September 30, 2008. Our notes payable are $59,774.

Financial Condition, Liquidity and Capital Resources

     At September 30, 2008, we had cash and cash equivalents of $2,095. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash requirements. Specifically, we have borrowed a total of $39,633 from him.

     As of September 30, 2008, we had a working capital deficit of $48,741. The Company will seek funds from possible investors, lenders, strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

     Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been antidilutive for the periods ended September 30, 2008 and 2007.

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



                           PART II- OTHER INFORMATION


ITEM 1. Legal Proceedings

     None.


ITEM 2. Changes in Securities

     None.


ITEM 3. Defaults Upon Senior Securities

     None.


ITEM 4. Submission of Matters to a Vote of Security Holders

     None.


ITEM 5. Other Information

     None.

ITEM 6. Exhibits and Report on Form 8-K

     (a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number            Descriptions
----------        ----------------------------------------
 31.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------
*        Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             ZANDARIA VENTURES INC.


November 13, 2007


                                        /s/ Jason Smart
                                        ------------------------
                                        Jason Smart
                                        Chief Executive Officer, President
                                        and Chairman of the Board*



* Jason Smart has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.