Form 10-Q
period 2008-12-31
Zandaria Ventures Inc.
filed 2009-02-12
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

Form 10-Q
______________

(Mark one)
[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended December 31, 2008

[_]  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZANDARIA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

2300 Palm Beach Lakes Ave, Suite 218
West Palm Beach FL33409

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 697-8751

N/A

(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

| X | Yes	| | No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 31, 2009,  there were  approximately 7,755,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

ZANDARIA VENTURES, INC.

INDEX

i

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Balance Sheet

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,736	$4,032
Prepaid expenses	0	1,091

Total current assets	7,736	5,123

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$7,736	$5,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,425	$13,150
Notes payable	39,774	38,599

Total current liabilities	51,199	51,749

LONG-TERM LIABILITIES

Long-term note payable	30,000	0

Total long-term liabilities	30,000	0

Total Liabilities	81,199	51,749

Derivative liability arising from note conversion rights	2,625	2,625

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	(250)	(250)
Deficit accumulated during the pre-exploration stage	(96,438)	(69,601)

Total stockholders’ equity	(76,088)	(49,251)

Total Liabilities and Stockholders’ Equity	$7,736	$5,123

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Operations
Three and Nine Months ended December 31,
(Unaudited)
	Three Months		Six Months		Period from February 23, 2005 (Inception) through
	2008	2007	2008	2007	December 31, 2008

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	1,260	1,181	3,633	5,661	18,856
Geological, mineral, prospecting costs	0	0	0	0	9,740
Professional fees	3,462	1,550	23,204	16,800	67,842

Total expenses	4,722	2,731	26,837	22,461	96,438

Other comprehensive income from abandonment of conversion rights	0	2,516	0	4,891	250

Net loss	$(4,722)	$(5,247)	$(26,837)	$(27,352)	$(96,688)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.01

Weighted average number of shares	7,755,000	7,755,000	7,755,000	7,754,781

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250

Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,750	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,752	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(26,837)	0	(26,837)
ENDING BALANCE, December 31, 2008 (unaudited)	7,752,500	$7,752	$12,845	$(96,438)	$(250)	$(76,088)

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Cash Flows
Six Months Ended September 30,
(Unaudited)

	2008	2007	Cumulative from February 23, 2005 (inception) to September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,837)	$(22,461)	$(96,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	250	500
Amortization of prepaid interest	1,091	3,026	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	(550)	853	11,425
Increase (decrease) in prepaid interest	0	911	0

Net cash provided (used) by operating activities	(26,296)	(17,421)	(77,964)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	30,000	24,188	70,600
Payments on notes payable	0	(5,000)	(5,000)

Net cash provided by financing activities	30,000	19,188	85,700

Net increase (decrease) in cash	3,704	1,767	7,736

CASH, beginning of period	4,032	5,585	0

CASH, end of period	$7,736	$7,352	$7,736

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the nine months ended December 31, 2008 and 2007 is unaudited)

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

(g) Cash and equivalents  For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the nine months ended December 31, 2008 and 2007 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $96,438 accumulated through December 31, 2008.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31 2008, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At December 31, 2008 the Company owed notes payable of $54,413 to the current President and CEO.

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

December 31, 2008
August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,780
July 11, 2007	4,633
October 18, 2007	10,000
April 7, 2008	20,000
November 12, 2008	10,000

$63,599

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

Comparison of Operating Results for the Quarter Ended December 31, 2008 to the Quarter Ended December 31, 2007

Revenues

The Company did not  generate  any revenues from operations for the three months ended December 31, 2008 or 2007. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased $1,991 from $2,731 for the three months ended December 31, 2007 to $4,722 for the three months ended December 31, 2008. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss decreased $525 from net loss of $5,247 for the three months ended December 31, 2007 to a net loss of $4,722 for the three months ended December 31, 2008. The decrease in net operating loss is due to the lack of other comprehensive income(loss).

At December 31, 2008, our accumulated deficit was $96,438.

Assets and Liabilities

Our total assets were  $7,736 at December 31, 2008.  Our assets consist of cash of $7,736.

Total current liabilities are $51,199 at December 31, 2008.  Our notes payable are $69,774.

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $7,736. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $54,413 from him.

As of December 31, 2008, we had a working capital deficit of $43,463. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison of Operating Results for the Nine Months Ended December 31, 2008 to the Nine Months Ended December 31, 2007

Revenues

The Company did not  generate  any revenues from operations for the nine months ended December 31, 2008 or 2007. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased $4,376 from $22,461 for the nine months ended December 31, 2007 to $26,837 for the nine months ended December 31, 2008. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss decreased $515 from net loss of $27,352 for the nine months ended December 31, 2007 to a net loss of $26,837 for the nine months ended December 31, 2008. The decrease in net operating loss is due to the lack of other comprehensive income(loss).

At December 30, 2008, our accumulated deficit was $96,438.

Assets and Liabilities

Our total assets were $7,736 at December 31, 2008.  Our assets consist of cash of $7,736.

Total current liabilities  are $51,199 at December 31, 2008.  Our notes payable are $69,774.

Financial Condition, Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $7,736. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $54,413 from him.

As of December 31, 2008, we had a working capital deficit of $43,463. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2008 and 2007.

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

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1*	Certification of the Chief Executive Officer and Chief Financial Officer, dated February 13, 2009, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 *	Certification Chief Executive Officer and Chief Financial Officer, dated February 13, 2009, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

___________
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

Zandaria Ventures, Inc.

	By:	/s/ /s/ Jason Smart
Jason Smart
Chief Executive Officer,
Date: February 12, 2009		President and Chairman of the Board*

*    Jason Smart  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.