Form 10-K
period 2009-03-31
Zandaria Ventures Inc.
filed 2009-06-23
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-127389

ZANDARIA VENTURES, INC.
(Name of small business issuer in its charter)

Nevada	Applied for
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

2300 Palm Beach Lakes Blvd., Suite 218 West Palm Beach, Florida (Address of principal executive offices)	33409 (Zip Code)

Issuer’s telephone number:(561) 697-8740

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2) has been subject to such filing  requirements  for the past 90 days.Yes ☒   No ☐

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☒   No ☐

Of the 7,755,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2009, 5,250,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on May 18, 2009: $7,875,000.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto and Item 6 included herein. In connection with, and because the Company desires to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on its behalf, whether or not in future filings with the Securities and Exchange Commission.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on the Company’s behalf. Without limiting the generality of the foregoing, words such as "may", "anticipate", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. The Company disclaims any obligation to update forward-looking statements.

Item 1. Description of Business

Business of the Company

     We were incorporated on February 23, 2005 under the laws of the state of Nevada. On that date,  Steven Cozine was appointed as our sole director.  Mr. Cozine was also appointed as our president,  secretary, treasurer and chief executive officer.

     The  Company is a start-up, developmental stage company and has not yet generated or realized any  revenues from business operations. The Company's business strategy focused on Chip claim exploration  in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2008. This means that our auditors  believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated  until it begins the exploration plans on the Chip claims. Accordingly, we must raise cash from sources such as investments by others in the Company and through  possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is asyet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements".

Our principal place of business is 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach, Florida 33409, and our telephone number at that address is (561) 697-8740.

Employees

As of March 31, 2009, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Available Information

Information regarding the Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB/10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.  Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-KSB and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated With the Company’s Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At March 31, 2009, we had a working capital deficiency of approximately $77,894.  We will require significant cash during fiscal 2010, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

The terms on which we may raise additional capital may result in significant dilution and may impair our stock price. Because of our cash position, our stock price and our immediate cash requirements, it is difficult for us to raise capital for any acquisition. We cannot assure you that we will be able to get financing on any terms, and, if we are able to raise funds, it may be necessary for us to sell our securities at a price that is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock price.

The Company’s officers and directors may have conflicts of interest and do not devote full time to the Company’s operations.

The Company’s officers and directors may have conflicts of interest in that they are and may become affiliated with other companies. In addition, the Company’s officers do not devote full time to the Company’s operations. Until such time that the Company can afford executive compensation commensurate with that being paid in the marketplace, its officers will not devote their full time and attention to the operations of the Company. No assurances can be given as to when the Company will be financially able to engage its officers on a full time basis.

We have not voluntarily implemented various corporate governance measures in the absence of which, shareholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and Nasdaq are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While our board of directors has adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these corporate governance measures and, since our securities are not yet listed on a national securities exchange or Nasdaq, we are not required to do so. It is possible that if we were to adopt some or all of these corporate governance measures, shareholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Provisions of our Articles of Incorporation and Bylaws may delay or prevent take-over which may not be in the best interest of our stockholders.

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.  In addition, our articles of incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our board of directors, of which 0 shares of Preferred Stock are issued and outstanding as of March 31, 2009. Our board of directors may, without stockholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock.  As a result, our board of directors can issue such stock to investors who support our management and give effective control of our business to our management.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended March 31, 2009.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by SOX 404, there is a risk that we will not comply with all of the requirements imposed thereby. At present, there is no precedent available with which to measure compliance adequacy. Accordingly, there can be no positive assurance that we will receive a positive attestation from our independent auditors. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could suffer.

Risks Related to the Company’s Common Stock

The Company does not expect to pay dividends in the foreseeable future.

The Company has never paid cash dividends on its common stock and has no plans to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business.

“Penny stock” rules may make buying or selling the common stock difficult and severely limit their market and liquidity.

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who sell the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling Echo common stock and may cause the price of the common stock to decline.
Although publicly traded, the Company’s common stock has substantially less liquidity than the average trading market for a stock quoted on other national exchanges, and our price may fluctuate dramatically in the future.

Although the Company’s common stock is listed for trading on the Over-the-Counter Electronic Bulletin Board, the trading market in the common stock has substantially less liquidity than the average trading market for companies quoted on other national stock exchanges. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Due to limited trading volume, the market price of the Company’s common stock may fluctuate significantly in the future, and these fluctuations may be unrelated to the Company’s performance. General market price declines or overall market volatility in the future could adversely affect the price of the Company’s common stock, and the current market price may not be indicative of future market prices.

Item 2. Description of Property

The Company’s current executive offices are at 2300 Palm Beach Lakes Blvd., Suite 218, West Palm Beach, Florida 33409.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new  business plan.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended March 31, 2009, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information. There is no established  trading market in our Common Stock.  The Company's common stock is traded only on the OTC Bulletin Board (OTC: ZDVN).

(b)  Holders.  As of March 31, 2009, there were approximately thirty-five (35) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended March 31, 2009.  We have not authorized any such plan for the fiscal year ended March 31, 2009.

Recent Sales of Unregistered Securities.
We did not sell any securities during the period covered by this report that were not registered under the Securities Act of 1933, as amended.

Item 7. Management's Discussion and Analysis

Discussion and Analysis

The following discussion and analysis should be read in  conjunction  with the financial  statements  of the  Company  and  the  accompanying  notes  appearing subsequently under the caption "Financial  Statements."

This report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements and from historical results of operations. Among the risks and uncertainties which could cause such a difference are those relating to our dependence upon certain key personnel, our ability to manage our growth, our success in implementing the business strategy, our success in arranging financing where required, and the risk of economic and market factors affecting us or our customers. Many of such risk factors are beyond the control of the Company and its management.

FOR THE YEAR ENDED MARCH 31, 2009 AND 2008

Results of operations

For the twelve months ended March 31, 2009 and 2008, we had no significant operations.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2009, and 2008 respectively.

Operating Expenses and Charges

The significant  operating expenses for the twelve months ended March 31, 2009, included $5,105 in general and administrative expenses and $26,163 in professional fees. For the twelve months ended March 31, 2008, the significant expenses were $3,744 in general and administrative expenses and $18,600 in professional fees.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended March 31, 2009 and 2008, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

As of March 31, 2009, the Company had cash of $3,305. The Company's total assets decreased from $5,123 as of March 31, 2008 to $3,305. At March 31, 2009, total liabilities increased from $51,749 to $82,374. This increase is attributable to borrowing to pay expenses. As of March 31, 2009,  the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

As a direct result of the failure of the Company’s mining business plan it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $81,694 and a working capital deficiency of $49,069 at March 31, 2009, and net losses from operations of $32,443 and $22,344, respectively, for the years ended March 31, 2009 and 2008.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recent Accounting PronouncementsRecent Accounting Pronouncements
In July 2001 the FASB issued SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." We have adopted the provisions of SFAS No. 141 and 142, and such adoption did not impact our results of operations.

In July 2001 the SEC issued SAB 102 "Selected Loan Loss Allowance Methodology and Documentation Issues." We do not expect this SAB to have any effect on our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets." We have adopted the provisions of SFAS No. 144 and 142, and such adoption did not impact our results of operations.

In April 2002 the FASB issued SFAS No. 145, "Rescission of SFAS's 4, 44 and 64, Amendment of SFAS No. 13 and Technical Corrections." Management does not expect the standard to have any effect on our financial position or results of operations.

In June 2002 the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Management does not expect the standard to have any effect on our financial position or results of operations.

In October 2002 the FASB issued SFAS No. 147, "Acquisition of Certain Financial Institutions." Management does not expect the standard to have any effect on our financial position or results of operations.

Critical Accounting Policies

Use of Estimates. The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Start-Up Costs. Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Net loss per share. Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 123).

Fair value of financial instruments. The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc.for the two years ended March 31, 2009 and 2008, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

Item 9.  Changes  In and  Disagreements  with  Accountants  on  Accounting  and Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and ourChief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2009.

Management's Report on Internal Control Over Financial Reporting. Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation  of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors;  and 3. Provide reasonable assurance regarding prevention or timely  detection of unauthorized acquisitions, use or disposition our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of March 31, 2009, our internal  control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to  attestation by our registered public accounting firm pursuant to temporary rules of the Securities  and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect,  our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Jason Smart	29	President, Chief Executive Officer, Secretary and Director

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

Compensation of Directors
Our directors receive no cash compensation.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were not complied with on a timely basis for the period which this report relates.

Code of Ethics
In September 2006, we adopted a Code of Ethics and Business Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We undertake to provide to any person without charge, upon request, a copy of our Code of Ethics and Business Conduct.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended March 31, 2007 and 2006 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years.

					LONG TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
NAME AND POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS	SECURITIES UNDERLYING OPTIONS/SARS	LTIP PAYOUTS	ALL OTHER COMPENSATION
Jason Smart	2008			0
	2007			0

Steven Cozine	2006			2,300

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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2009, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2009, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
Steven Cozine* 1460 Barclay Suite 701 Vancouver, BC Canada V6G1J5	Common	2,500,000	32.23%

* no longer an officer/director as of  March 31, 2007.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2009. As of March 31, 2009, there were 7,755,000 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:

None.

Item 13. Certain Relationships and Related Transactions

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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2009	$10,000	none	none	none
2008	$10,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended December 31, 2008 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended March 31, 2009, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Pollard-Kelley Auditing Services, Inc. as independent auditors.

PART IV

Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description

31.1                      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1                      Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*       Filed herewith

(b) Reports on Form 8-K

During the last quarter of the fiscal year ended March 31, 2009, we did not file any reports on Form 8-K.

SIGNATURES SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Zandaria Ventures, Inc.
(Registrant)

Date: June 22, 2009	By:	/s/ Jason Smart
Jason Smart, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason Smart	President & Chairman	June 22 , 2009
Jason Smart

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Zandaria Ventures, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Zandaria Ventures, Inc., as of March 31, 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the two years in the period ended March 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zandaria Ventures, Inc. as of March 31, 2009, and the results of its operations and its cash flows for the two years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Zandaria Ventures, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Zandaria Ventures, Inc. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.
Independence, Ohio
June 22, 2009

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Balance Sheet
March 31,

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$3,305	$4,032
Prepaid expenses	0	1,091

Total current assets	3,305	5,123

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$3,305	$5,123

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,517	$13,150
Note payable	36,857	38,599

Total current liabilities	52,374	51,749

LONG-TERM LIABILITIES

Long-term note payable	30,000	0

Total long-term liabilities	30,000	0

Total Liabilities	82,374	51,749

Derivative liability arising from note conversion rights	2,625	2,625

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	(250)	(250)
Deficit accumulated during the pre-exploration stage	(102,044)	(69,601)

Total stockholders’ equity	(81,694)	(49,251)

Total Liabilities and Stockholders’ Equity	$3,305	$5,123

The accompanying notes are an integral pary of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Operations
Year Ended March 31,

	2009	2008	Cumulative from February 23, 2005 (inception) to March 31, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	5,105	3,744	20,328
Geological, mineral, prospecting costs	0	0	9,740
Interest expense	1,175	0	1,175
Professional fees	26,163	18,600	70,801

Total expenses	32,443	22,344	102,044

Other comprehensive income from abandonment of conversion rights	0	250	250

Net income (loss)	$(32,443)	$(22,594)	$(102,294)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	7,755,000	7,754,560

The accompanying notes are an integral pary of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,750	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,752	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(32,443)	0	(32,443)
ENDING BALANCE, March 31, 2009	7,752,500	$7,752	$12,845	$(102,044)	$(250)	$(81,694)

The accompanying notes are an integral pary of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Cash Flows
Year Ended March 31,

	2009	2008	Cumulative from February 23, 2005 (inception) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,443)	$(22,344)	$(102,044)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	250	500
Amortization of note payable discount	1,175	0	1,175
Amortization of prepaid interest	1,091	3,719	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	(550)	(1,275)	12,600
Increase (decrease) in prepaid interest	0	(1,091)	0

Net cash provided (used) by operating activities	(30,727)	(20,741)	(81,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	30,000	24,188	69,425
Payments on notes payable	0	(5,000)	(5,000)

Net cash provided by financing activities	30,000	19,188	84,525

Net increase (decrease) in cash	(727)	(1,553)	3,305

CASH, beginning of period	4,032	5,585	0

CASH, end of period	$3,305	$4,032	$3,305
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral pary of the financial statements

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $100,869 accumulated through March 31, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30 2008, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At June 30, 2008 the Company owed notes payable of $44,413 to the current President and CEO.

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

June 30, 2008
August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,780
July 11, 2007	4,633
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000
November 12, 2008	10,000
$68,599

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.

The Company has recognized a discount of $2,917 for these notes to be amortized as interest expense over the term of these notes.

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