Form 10-Q
period 2009-06-30
Zandaria Ventures Inc.
filed 2009-08-14
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2009

☐ Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZANDARIA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2300 Palm Beach Lakes Ave, Suite 218
West Palm Beach FL33409

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 697-8751

N/A

(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

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

As of July 27, 2009,  there were  approximately 7,755,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing  numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing  obligations to  disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated  events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

SIGNATURES

EXHIBITS

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Balance Sheet

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,992	$3,305
Prepaid expenses	0	0

Total current assets	7,992	3,305

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$7,992	$3,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$16,750	$15,517
Note payable	36,158	36,857

Total current liabilities	52,908	52,374

LONG-TERM LIABILITIES

Long-term note payable	50,000	30,000

Total long-term liabilities	50,000	30,000

Total Liabilities	102,908	82,374

Derivative liability arising from note conversion rights	2,625	2,625

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	(250)	(250)
Deficit accumulated during the pre-exploration stage	(117,891)	(102,044)

Total stockholders’ equity	(97,541)	(81,694)

Total Liabilities and Stockholders’ Equity	$7,992	$3,305

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Operations
Three Months Ended June 30,
(Unaudited)

	2009	2008	Cumulative from February 23, 2005 (inception) to June 30, 2009

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	1,338	1,630	21,416
Interest expense	534	0	1,709
Geological, mineral, prospecting costs	0	0	9,740
Professional fees	13,975	15,000	84,776

Total expenses	15,847	16,630	117,641

Other comprehensive income from abandonment of conversion rights	0	0	250

Net income (loss)	$(15,847)	$(16,630)	$(117,891)

Income (loss) per weighted average common share	$(0.01)	$(0.01)

Number of weighted average common shares outstanding	7,755,000	7,755,000

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,750	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,752	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(32,443)	0	(32,443)
BALANCE, March 31, 2009 (unaudited)	7,752,500	7,752	12,845	(102,044)	(250)	(81,694)
Net loss	0	0	0	(15,847)	0	(15,847)
BALANCE, June 30, 2009 (unaudited)	7,752,500	$7,752	$12,845	$(117,891)	$(250)	$(97,541)

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Cash Flows
Three Months Ended June 30,
(Unaudited)

	2009	2008	Cumulative from February 23, 2005 (inception) to June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,847)	$(16,630)	$(117,891)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of note payable discount	534	0	1,709
Amortization of prepaid interest	0	0	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	(550)	12,600
Increase (decrease) in prepaid interest	0	0	0

Net cash provided (used) by operating activities	(15,313)	(17,180)	(96,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	20,000	20,000	89,425
Payments on notes payable	0	0	(5,000)

Net cash provided by financing activities	20,000	20,000	104,525

Net increase (decrease) in cash	4,687	2,820	7,992

CASH, beginning of period	3,305	4,032	0

CASH, end of period	$7,992	$6,852	$7,992
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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the three months ended June 30, 2009 and  2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $117,891 accumulated through June 30, 2009. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30 2009, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At June 30, 2009 the Company owed notes payable of $64,413 to the current President and CEO.

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

June 30, 2009

August 4, 2009	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,780
July 11, 2007	4,633
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000
November 12, 2008	10,000
May 20, 2009	20,000
$88,599

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.

The Company has recognized a discount of $2,917 for the notes to be amortized as interest expense over the term of the notes.

NOTE 5 – STOCKHOLDERS EQUITY

At June 30, 2009, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01.

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

Overview

The Company is a development stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy has been focused on the Chip mineral claim in Canada. In the last quarter of fiscal 2008, the Company elected to exit this business plan and seek a different plan that would require less start-up capital or to seek potential merger candidates. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2009. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are currently anticipated. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements."

Comparison of Operating Results for the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating  expenses decreased by $783 from $16,630 for the three months ended June 30, 2008 to $15,847 for the three months ended June 30, 2009. The decrease in our net operating expenses is due to decreased professional fees expenses incurred.

Net Loss

Net loss decreased by $783 from net loss of $16,630 for the three months ended June 30, 2008 to a net loss of $15,847 for the three months ended June 30, 2009. The decrease in net operating loss is due to the decreased professional fees expenses incurred.

At June 30, 2009, our accumulated deficit was $117,891.

Assets and Liabilities

Our total assets were  $7,992 at June 30, 2009.  Our assets consist of cash of $7,992.

Total Current  Liabilities  are $52,908 at June 30, 2009.  Our notes payable  are for  $36,158.

Financial Condition, Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $7,992. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash requirements. Specifically, we have borrowed a total of $69,633 from him.

As of June 30, 2009, we had a working capital deficit of $44,916. The Company will seek funds from possible investors, lenders, strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's  plan of operation  through March 31, 2010 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's  business  strategy.  In the event  additional  capital  is not  raised,  the  Company  may  seek  a  merger, acquisition or outright sale.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2009 and 2008.

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

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
number      Descriptions

31.1            * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2            * Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1            * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1            * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
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
Jason Smart
Chief Executive Officer, President and Chairman of the Board*
Date: August 14, 2009

*    Jason Smart  has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.