Form 10-Q
period 2009-09-30
Zandaria Ventures Inc.
filed 2009-11-09
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended September 30, 2009

☐  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZANDARIA VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 292
West Palm Beach FL33411

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (561) 228-6148

N/A

(Former name or former address, if changes since last report)

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒| No ☐.

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of October 21, 2009,  there were  approximately 7,755,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Balance Sheet

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,118	$3,035
Prepaid expenses	0	0

Total current assets	2,118	3,035

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$2,118	$3,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,292	$15,517
Note payable	39,774	36,857

Total current liabilities	55,066	52,374

LONG-TERM LIABILITIES

Long-term note payable	48,435	30,000

Total long-term liabilities	48,435	30,000

Total Liabilities	103,501	82,374

Derivative liability arising from note conversion rights	2,625	2,625

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	(250)	(250)
Deficit accumulated during the pre-exploration stage	(124,358)	(102,044)

Total stockholders’ equity	(104,008)	(81,694)

Total Liabilities and Stockholders’ Equity	$2,118	$3,305

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Operations
Three and Six Months ended September 30,
(Unaudited)

	Three Months		Six Months		Period from February 23, 2005 (Inception) through
	2009	2008	2009	2008	September 30, 2009

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	2,717	743	4,590	2,373	25,842
Geological, mineral, prospecting costs	0	0	0	0	9,740
Professional fees	3,750	4,742	17,725	19,742	88,526

Total expenses	6,467	5,485	22,315	22,115	124,108

Other comprehensive income from abandonment of conversion rights	0	0	0	0	250

Net loss	$(6,467)	$(5,485)	$(22,315)	$(22,115)	$(124,358)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	7,755,000	7,755,000	7,755,000	7,755,000

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,750	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,752	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(32,443)	0	(32,443)
BALANCE, March 31, 2009	7,752,500	7,752	12,845	(102,044)	(250)	(81,694)
Net loss	0	0	0	(22,314)	0	(22,314)
BALANCE, September 30, 2009 (unaudited)	7,752,500	$7,752	$12,845	$(124,358)	$(250)	$(104,008)

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Cash Flows
Six Months Ended September 30,
(Unaudited)

	2009	2008	Cumulative from February 23, 2005 (inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,314)	$(22,115)	$(124,358)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of prepaid interest	0	728	6,549
Amortization of note payable discount	1,127	0	2,302
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	(550)	12,600
Increase (decrease) in prepaid interest	0	0	0

Net cash provided (used) by operating activities	(21,187)	(21,937)	(102,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	20,000	20,000	89,425
Payments on notes payable	0	0	(5,000)

Net cash provided by financing activities	20,000	20,000	104,525

Net increase (decrease) in cash	(1,187)	(1,937)	2,118

CASH, beginning of period	3,305	4,032	0

CASH, end of period	$2,118	$2,095	$2,118
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the six months ended September 30, 2009 and 2008 is unaudited)

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the six months ended September 30, 2009 and 2008 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $124,358 accumulated through September 30, 2009.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30 2009, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At September 30, 2009 the Company owed notes payable of $74,413 to the current President and CEO.

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

September 30, 2009

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

NOTE 5 – STOCKHOLDERS EQUITY

At September 30, 2009, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01.

During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at  $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500.

Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

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

Comparison of Operating Results for the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2009 or 2008. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased $982 from $5,485 for the three months ended September 30, 2008 to $6,467 for the three months ended September 30, 2009. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss increased $982 from net loss of $5,485 for the three months ended September 30, 2008 to a net loss of $6,467 for the three months ended September 30, 2009. The increase in net operating loss is due to the increased professional fees expenses incurred.

At September 30, 2009, our accumulated deficit was $124,358.

Assets and Liabilities

Our total assets were  $2,118 at September 30, 2009.  Our assets consist of cash of $2,118.

Total current liabilities  are $55,066 at September 30, 2009.  Our notes payable are $88,209.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $2,118. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $74,413 from him.

As of September 30, 2009, we had a working capital deficit of $52,948. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison of Operating Results for the Six Months Ended September 30, 2009 to the Six Months Ended September 30, 2008

Revenues

The Company did not generate any revenues from operations for the six months ended September 30, 2009 or 2008. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating  expenses increased $200 from $22,115 for the six months ended September 30, 2009 to $22,315 for the six months ended September 30, 2009. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss

Net loss increased $200 from net loss of $22,115 for the six months ended September 30, 2008 to a net loss of $22,315 for the six months ended September 30, 2009. The increase in net operating loss is due to the increased professional fees expenses incurred.

At September 30, 2009, our accumulated deficit was $124,358.

Assets and Liabilities

Our total assets were  $2,118 at September 30, 2009.  Our assets consist of cash of $2,118.

Total current liabilities  are $55,066 at September 30, 2009.  Our notes payable are $88,209.

Financial Condition, Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $2,118. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $74,413 from him.

As of September 30, 2009, we had a working capital deficit of $52,948. The Company will seek funds from possible investors, lenders, strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended September 30, 2008 and 2007.

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
Jason Smart
Chief Executive Officer, President and Chairman of the Board*

Date: November 9, 2009

*    Jason Smart  has  signed  both on  behalf  of the  registrant  as a dulyauthorized officer and as the Registrant's principal accounting officer.