Form 10-K
period 2010-03-31
WEBTRADEX INTERNATIONAL Corp
filed 2010-07-14
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	Applied for
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

2101 Vista Parkway, Suite 292 West Palm Beach, Florida	33411
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (561) 228-6148

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

Of the 7,755,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2010, 5,250,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on May 18, 2010: $5,722,500.

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

Item 1. Description of Business

Business of the Company

     We were incorporated on February 23, 2005 under the laws of the state of Nevada. On that date,  Steven Cozine was appointed as our sole director.  Mr. Cozine was also appointed as our president,  secretary, treasurer and chief executive officer. Mr. Cozine resigned March 31, 2007.  We have had two other officers and directors since and up to March 9, 2010 when Mr. Kam Shah became our sole officer and director.

     The  Company is a start-up, developmental stage company and has not yet generated or realized any  revenues from business operations. The Company's business strategy focused on Chip claim exploration  in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2010. This means that our auditors  believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated  until it begins the exploration plans on the Chip claims. Accordingly, we must raise cash from sources such as investments by others in the Company and through  possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase or sale of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the  accompanying notes appearing subsequently under the caption "Financial Statements".

Our principal place of business is 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411, and our telephone number at that address is (561) 228-6148.

Employees

As of March 31, 2010, the Company employed no full time and no part time employees.  None of the Company's employees are represented by labor unions.  The Company believes its relationship with employees is excellent and does not believe that unionization is likely to happen.  We anticipate hiring additional employees over the next twelve months if we are successful in implementing  a new plan of operations.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Available Information

Information regarding the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports, are available to the public from the SEC's website at http://www.sec.gov as soon as reasonably practicable after the Company electronically files such reports with the Securities and Exchange Commission.  Any document that the Company files with the SEC may also be read and copied at the SEC's public reference room located at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Risk Factors Risk Factors

You should consider each of the following risk factors and any other information set forth in this Form 10-K and the other Company’s reports filed with the Securities and Exchange Commission (“SEC”), including the Company’s financial statements and related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on the Company’s operations and business. Additional risks and uncertainties not presently known to the Company, or that the Company currently considers immaterial, may also impair its business or operations. If any of the following risks actually occur, the Company’s business and financial condition, results or prospects could be harmed.

Risks Associated With the Company’s Prospective Business And Operations

The Company lacks meaningful operating history and will require substantial capital if it is to be successful. We will require additional funds for our operations.

At March 31, 2010, we had a working capital deficiency of approximately $33,576.  We will require significant cash during fiscal 2011, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse affect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited.  If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Nevada Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. In addition, the independent registered public accounting firm auditing a company's financial statements must also attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting as well as the operating effectiveness of the company's internal controls. We are evaluating our internal control systems quarterly in order to allow our management to report on, and our independent auditors attest to, our internal controls, as a required part of our Annual Report on Form 10-K beginning with our report for the fiscal year ended March 31, 2010.

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

Item 2. Description of Property

The Company’s current executive offices are at 2101 Vista Parkway, Suite 292, West Palm Beach, Florida 33411.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our shareholder.  We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new  business plan.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our shareholders, through the solicitation of proxies or otherwise during the fourth quarter of our fiscal year ended March 31, 2010, covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information. There is no established  trading market in our Common Stock.  The Company's common stock is traded only on the OTC Bulletin Board (OTC: ZDVN).

(b)  Holders.  As of March 31, 2010, there were approximately thirty-five (35) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d)  Equity Compensation Plans.  We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year ended March 31, 2010.  We have not authorized any such plan for the fiscal year ended March 31, 2010.

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

FOR THE YEAR ENDED MARCH 31, 2010 AND 2009

Results of operations
For the twelve months ended March 31, 2010 and 2009, we had no significant operations.

Net Operating Revenues
There was no operating revenue for the twelve months ended March 31, 2010, and 2009 respectively.

Operating Expenses and Charges
The significant operating expenses for the twelve months ended March 31, 2010, included $7,327 in general and administrative expenses and $24,487 in professional fees. For the twelve months ended March 31, 2009, the significant expenses were $5,105 in general and administrative expenses and $26,163 in professional fees.

Financial Condition, Liquidity and Capital Resources
For the twelve months ended March 31, 2010 and 2009, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

As of March 31, 2010, the Company had cash of $17,741. The Company's total assets increased from $3,305 as of March 31, 2009 to $21,491. At March 31, 2010, total liabilities increased from $82,374 to $133,013. This increase is attributable to borrowing to pay expenses. As of March 31, 2010,  the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy
As a direct result of the failure of the Company’s mining business plan it has reverted to the development stage. The Company is currently evaluating certain opportunities.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $114,147 and a working capital deficiency of $7,334 at March 31, 2010, and net losses from operations of $34,304 and $32,443, respectively, for the years ended March 31, 2010 and 2009.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements have been examined to the extent indicated in their reports by Pollard-Kelley Auditing Services, Inc. for the year ended March 31, 2009, and Hamilton, PC for the year ended March 31, 2010, and have been prepared in accordance with generally accepted accounting principles and pursuant to  Regulation S-X as promulgated by the Securities and Exchange Commission and are included  herein, on Page F-1 hereof in response to Part F/S of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Webtradex International Corp., as of March 31, 2010, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Webtradex International Corp. as of March 31, 2009, were audited by other auditors whose report dated June 22, 2009, expressed an unqualified opinion with a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webtradex International Corp. as of March 31, 2010, and the results of its operations and its cash flows for the year in the period then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Webtradex International Corp. will continue as a going concern. As discussed in Note 2 to the financial statements, Webtradex International Corp. suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC
Denver, CO
July 13, 2010

Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
(an exploration stage enterprise)
Balance Sheet
March 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$17,741	$3,305
Prepaid expenses	3,750	0

Total current assets	21,491	3,305

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$21,491	$3,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,292	$15,517
Note payable	13,533	36,857

Total current liabilities	28,825	52,374

LONG-TERM LIABILITIES

Long-term note payable	104,188	30,000

Total long-term liabilities	104,188	30,000

Total Liabilities	133,013	82,374

Derivative liability arising from note conversion rights	0	2,625

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	2,375	(250)
Deficit accumulated during the pre-exploration stage	(134,497)	(102,044)

Total stockholders’ equity	(111,522)	(81,694)

Total Liabilities and Stockholders’ Equity	$21,491	$3,305

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Operations
Year Ended March 31,
	2010	2009	Cumulative from February 23, 2005 (inception) to March 31, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	7,327	5,105	27,655
Geological, mineral, prospecting costs	0	0	9,740
Interest expense	2,490	1,175	3,665
Professional fees	24,487	26,163	95,288

Total expenses	34,304	32,443	136,348

Other comprehensive income	(2,675)	0	2,375

Net income (loss)	$(31,629)	$(32,443)	$(138,723)

Income (loss) per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding	7,755,000	7,755,000

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)
	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(32,443)	0	(32,443)

BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	0	0	0	(32,453)	2,625	(29,828)
ENDING BALANCE, March 31, 2010	7,755,000	$7,755	$12,845	$(134,497)	$2,375	$(111,522)

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
(an exploration stage enterprise)
Statements of Cash Flows
Year Ended March 31,
	2010	2009	Cumulative from February 23, 2005 (inception) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,304)	$(32,443)	$(136,348)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of note payable discount	2,490	1,175	3,665
Amortization of prepaid interest	0	1,091	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	(550)	12,600
(Increase) decrease in prepaid expenses	(3,750)	0	(3,750)

Net cash provided (used) by operating activities	(35,564)	(30,727)	(116,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	50,000	30,000	119,425
Payments on notes payable	0	0	(5,000)

Net cash provided by financing activities	50,000	30,000	134,525

Net increase (decrease) in cash	14,436	(727)	17,741

CASH, beginning of period	3,305	4,032	0

CASH, end of period	$17,741	$3,305	$17,741
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company  Webtradex International Corp., f/k/a Zandaria Ventures, Inc.. is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $136,348 accumulated through March 31, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At March 31 2010, the Company owes an account payable of $1,175 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At March 31, 2010 the Company owes notes payable of $104,188 to a former President and CEO who resigned on March 8, 2010.

Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

March 31, 2010
August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,280
July 11, 2007	4,255
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000
November 12, 2008	10,000
May 20, 2009	20,000
October 6, 2009	10,000
October 23, 2009	10,000
March 9, 2010	10,000
$117,721

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share. The Company has recognized a discount of $6,002 for these notes to be amortized as interest over the term of these notes.

NOTE 5 – STOCKHOLDERS EQUITY

At March 31, 2010, the Company has 200,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01. During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at  $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500.

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
NOTE 7 - SUBSEQUENT EVENTS

In June 2010, the Company authorized a 2 for 1 forward split of the common stock issued and outstanding . The Company set a record date of June 21, 2010, and submitted a multiple request to FINRA, which as of the date of filing this 10-K has not been approved by FINRA

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 3, 2009, the Company changed auditor from Pollard-Kelley to Hamilton, PC.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the  effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of March 31, 2010, our internal  control over financial reporting is effective based on those criteria.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Kam Shah	59	President, Chief Executive Officer, Secretary and Director

Business Experience

Kam Shah is a CPA in good standing with the American Institute of Certified Public Accountants (United States) and is a CA in good standing with the Canadian Institute of Chartered Accountants.  Mr. Shah is the Chief Executive Officer and Chief Financial Officer for Bontan Corporation, Inc., (“Bontan”), a company engaged in the resource sector that is currently traded on the OTCBB under the symbol “BNTNF”.  Mr. Shah has been in these capacities since July 2004.

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

Involvement in Certain Legal Proceedings
Except as indicated above, no event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-K, has occurred with respect to any of our present executive officers or directors or any nominee for director during the past five years which is material to an evaluation of the ability or integrity of such director or officer.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended March 31, 2010 and 2009 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal year

						LONG TERM PAYOUTS
		ANNUAL COMPENSATION				AWARDS	PAYOUTS

NAME AND POSITION	YEAR	SALARY	BONUS	OTHER ANNUAL COMPENSATION	RESTRICTED STOCK AWARDS	SECURITIES UNDERLYING OPTIONS/SARS	LTIP PAYOUTS	ALL OTHER COMPENSATION
Kam Shah	2010			0
Jason Smart	2010			0
	2009			0
	2008			0
	2007			0

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

Stock Option and Stock Appreciation Rights.
We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2010, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2010, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)

Steven Cozine *	Common	2,500,000	32.23%
1460 Barclay Suite 701
Vancouver, BC Canada V6G1J5

* no longer an officer/director as of  March 31, 2007.

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2010. As of March 31, 2010, there were 7,755,000 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of March 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows: (i) all compensation plans previously approved by security holders; and (ii) all compensation plans not previously approved by security Holders:
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

Item 14. Principal Accounting Fees and Services.

	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
2010	$10,000	none	none	none
2009	$10,000	none	none	none
2008	$10,000	none	none	none

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

The Board discussed and reviewed with the independent  auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees". The Board reviewed the audited consolidated financial statements of the Company as of and for the year ended March 31, 2010 with management and the  independent auditors. Management has the responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for the examination of  those statements. Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-K for the year ended March 31, 2010, for filing with the Securities and Exchange Commission.  The Board also approved the reappointment of Hamilton, PC as independent auditors.

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
Form 8-K filed on March 11, 2010

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: July 14, 2010	Webtradex International Corp.
(Registrant)

	By:	/s/ Kam Shah
Kam Shah, President and Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kam Shah	President & Chairman	July 14, 2010
Kam Shah