Form 10-Q
period 2010-06-30
WEBTRADEX INTERNATIONAL Corp
filed 2010-08-16
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended June 30, 2010

[_]  Transition Report Under Section 13 or 15(d) of The Securities  Exchange Act
     of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2101 Vista Parkway, Suite 292
West Palm Beach FL 33411

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

As of August 13, 2010,  there were  approximately 7,755,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

SIGNATURES

EXHIBITS

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

WebTradex International Corporation
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Balance Sheet
	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,898	$17,741
Prepaid expenses	3,750	3,750

Total current assets	5,648	21,491

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$5,648	$21,491

LIABILITIES AND STOCKHOLDERS= EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,292	$15,292
Note payable	13,533	13,533

Total current liabilities	28,825	28,825

LONG-TERM LIABILITIES

Long-term note payable	105,045	104,188

Total long-term liabilities	105,045	104,188

Total Liabilities	133,870	133,013

Derivative liability arising from note conversion rights	0	0

STOCKHOLDERS= EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(151,197)	(134,497)

Total stockholders= equity	(128,222)	(111,522)

Total Liabilities and Stockholders= Equity	$5,648	$21,491

The accompanying notes are an integral part of the financial statements

WebTradex International Corporation
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Statements of Operations
Three Months Ended June 30,
(Unaudited)

	2010	2009	Cumulative From February 23,2005 (inception) toJune 30, 2010

REVENUES	$0	$0	$0

OPERATING EXPENSES:
General and administrative expenses	4,443	1,338	32,098
Interest expense	857	534	4,522
Geological, mineral, prospecting costs	0	0	9,740
Professional fees	11,400	13,975	106,688

Total expenses	16,700	15,847	153,048

Other comprehensive income from abandonment of conversion rights	0	0	2,375

Net income (loss)	$(16,700)	$(15,847)	$(155,423)

Income (loss) per weighted average common share	$0.00	$0.00

Number of weighted average common shares outstanding	7,755,000	7,755,000

The accompanying notes are an integral part of the financial statements

WebTradex International Corporation
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
 Statement of Stockholders= Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders= Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,753	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(32,443)	0	(32,443)
BALANCE, March 31, 2009 (unaudited)	7,752,500	7,755	12,845	(102,044)	(250)	(81,694)
Comp income - conversion rights	0	0	0	0	2,625	2,625
Net loss	0	0	0	(32,453)	0	(32,453)
BALANCE, March 31, 2010	7,752,500	7,755	12,845	(134,497)	2,375	(111,522)
Net loss	0	0	0	(16,700)	0	(16,700)
ENDING BALANCE, June 30, 2010(unaudited)	7,752,500	$7,755	$12,845	$(151,197)	$2,375	$(128,222)

The accompanying notes are an integral part of the financial statements

WebTradex International Corporation
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Statements of Cash Flows
Three Months Ended June 30,
(Unaudited)
	2010	2009	Cumulative from February 23, 2005 (inception) to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,700)	$(15,847)	$(153,048)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of note payable discount	857	534	4,522
Amortization of prepaid interest	0	0	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	12,600
Increase (decrease) in prepaid interest	0	0	(3,750)

Net cash provided (used) by operating activities	(15,843)	(15,313)	(132,627)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	0	20,000	119,425
Payments on notes payable	0	0	(5,000)

Net cash provided by financing activities	0	20,000	134,525

Net increase (decrease) in cash	(15,843)	4,687	1,898

CASH, beginning of period	17,741	3,305	0

CASH, end of period	$1,898	$7,992	$1,898
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

WebTradex International Corporation
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company WebTradex International Corporation is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the three months ended June 30, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company=s financial position and operating results raise substantial doubt about the Company=s ability to continue as a going concern, as reflected by the net loss of $151,197 accumulated through June 30, 2010. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 - RELATED PARTY TRANSACTIONS

At June 30 2010, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At June 30, 2010 the Company owed notes payable of $64,413 to  Jason Smart, former President and CEO.

WebTradex International Corporation
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

June 30, 2010
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

NOTE 5 B STOCKHOLDERS EQUITY

At June 30, 2010, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01. During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at  $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500. In June 2010, the Company authorized a 2 for 1 forward split of the common stock issued and outstanding . The Company set a record date of June 21, 2010, and submitted the appropriate request to FINRA.  The corporate action was approved by FINRA and took effect at the open of business on July 23, 2010.  The new ticker symbol is “ZDVND”.  According to FINRA, the “D” will be removed 20 business days after July 23, 2010.

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
This agreement is subject to a 2 2% smelter royalty and a 7 2% gross rock royalty to a total of $20,000.

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

Comparison of Operating Results for the Quarter Ended June 30, 2010 to the Quarter Ended June 30, 2009

Revenues

The Company did not generate any revenues from operations for the three months ended June 30, 2010 or 2009. Accordingly, comparisons with prior periods are not meaningful. The Company is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and cost increases in services.

Operating Expenses

Operating expenses increased by $853 from $15,847 for the three months ended June 30, 2009 to $16,700 for the three months ended June 30, 2010. The increase in our net operating expenses is due to increased professional fees expenses incurred.

Net Loss
Net loss increased by $853 from net loss of $16,630 for the three months ended June 30, 2009 to a net loss of $16,700 for the three months ended June 30, 2010. The increase in net operating loss is due to the increased professional fees expenses incurred.

At June 30, 2010, our accumulated deficit was $151,197.

Assets and Liabilities

Our total assets were $5,648 at June 30, 2010. Our assets consist of cash of $1,898 and prepaid expenses of $3,750.
Total Current Liabilities are $28,825 at June 30, 2010. Our notes payable are for $105,145.

Financial Condition, Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $5,648. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon Jason Smart, our former President and CEO to fund our cash requirements. Specifically, we have borrowed a total of $105,145 from him.

As of June 30, 2010, we had a working capital deficit of $23,177. The Company will seek funds from possible investors, lenders, strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's plan of operation through March 31, 2011 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstandingfor the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2010 and 2009.

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

Exhibit
number      Descriptions
--------  -----------------------

31.1      * Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley
 Act of 2002.
31.2      * Certification of the Acting Chief Financial Officer pursuant to Section 302 of
 Sarbanes-Oxley Act of 2002.
32.1      * Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.1      * Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-
Oxley Act of 2002.
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

WebTradex International Corporation

By:          /s/ Kam Shah
Kam Shah
Chief Executive Officer,
President and Chairman of the Board*
Date: August 16, 2010

*   Kam Shah has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.