Form 10-Q
period 2010-09-30
WEBTRADEX INTERNATIONAL Corp
filed 2010-11-15
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

☐	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

WEBTRADEX INTERNATIONAL, INC.

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

As of November 10, 2010,  there were  approximately 7,755,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. - FINANCIAL INFORMATION

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Balance Sheet

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$513	$17,741
Prepaid expenses	0	3,750

Total current assets	513	21,491

OTHER ASSETS
Other assets	0	0

Total other assets	0	0

Total Assets	$513	$21,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,292	$15,292
Short-term loans from stockholder	2,506	0
Note payable	13,533	13,533

Total current liabilities	31,331	28,825

LONG-TERM LIABILITIES

Long-term note payable	105,902	104,188

Total long-term liabilities	105,902	104,188

Total Liabilities	137,233	133,013

Derivative liability arising from note conversion rights	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 7,755,000 issued and outstanding	7,755	7,755
Additional paid-in capital	12,845	12,845
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(159,695)	(134,497)

Total stockholders’ equity	(136,720)	(111,522)

Total Liabilities and Stockholders’ Equity	$513	$21,491

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Statements of Operations
Three and Six Months ended September 30,
(Unaudited)
	Three Months		Six Months		Period from February 23, 2005 (Inception) through
	2010	2009	2010	2009	September 30, 2010
REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	4,110	2,717	9,410	4,590	40,730
Geological, mineral, prospecting costs	0	0	0	0	9,740
Professional fees	2,537	3,750	13,937	17,725	109,225

Total expenses	6,647	6,467	23,347	22,315	159,695

Other comprehensive income from abandonment of conversion rights	0	0	0	0	2,375

Net loss	$(6,647)	$(6,467)	$(23,347)	$(22,315)	$(162,070)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	7,755,000	7,755,000	7,755,000	7,755,000

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,753	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(34,294)	0	(34,294)
BALANCE, March 31, 2009 (unaudited)	7,752,500	7,755	12,845	(103,895)	(250)	(83,545)
Comp income - conversion rights	0	0	0	0	2,625	2,625
Net loss	0	0	0	(32,453)	0	(32,453)
BALANCE, March 31, 2010	7,752,500	7,755	12,845	(136,348)	2,375	(113,373)
Net loss	0	0	0	(23,347)	0	(23,347)
ENDING BALANCE, September 30, 2010 (unaudited)	7,752,500	$7,755	$12,845	$(159,695)	$2,375	$(136,720)

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Statements of Cash Flows
Six Months Ended September 30,
(Unaudited)

	2010	2009	Cumulative from February 23, 2005 (inception) to September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,347)	$(22,314)	$(159,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of prepaid interest	0	0	6,549
Amortization of note payable discount	1,714	1,127	3,528
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	1,899	0	0
Increase (decrease) in accounts payable - trade	0	0	12,600
Increase (decrease) in prepaid interest	0	0	0
Net cash provided (used) by operating activities	(19,734)	(21,187)	(136,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from stockholder loan payable	2,506	20,000	121,931
Payments on notes payable	0	0	(5,000)

Net cash provided by financing activities	2,506	20,000	137,031

Net increase (decrease) in cash	(17,228)	(1,187)	513

CASH, beginning of period	17,741	3,305	0

CASH, end of period	$513	$2,118	$513
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the six months ended September 30, 2010 and 2009 is unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Webtradex International, Inc., (f/k/a Zandaria Ventures, Inc.) is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the six months ended September 30, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $159,695 accumulated through September 30, 2010.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

At September 30 2009, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company., who resigned on March 13, 2007.  At September 30, 2010 the Company owed notes payable of $64,413 to another former President and CEO.

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

September 30, 2010
August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,280
July 11, 2007	4,255
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000
November 12, 2008	10,000
May 20, 2009	20,000
October 6, 2009	10,000
October 23, 2009	10,000
March 9, 2010	10,000
$117,721

The April 16, 2007, note payable also has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share. The Company has recognized a discount of $6,002 for these notes to be amortized as interest over the term of these notes. All the notes carry a maturity date of December 31, 2011.

NOTE 5 – STOCKHOLDERS EQUITY

At September 30, 2010, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 7,755,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01. During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at  $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500. In June 2010, the Company authorized a 2 for 1 forward split of the common stock issued and outstanding . The Company set a record date of June 21, 2010, and submitted a request to FINRA, which as of the date of filing this 10-Q has not been approved by FINRA

NOTE 6 - MINERAL PROPERTY

On April 5, 2005, the Company entered into a purchase agreement, amended on April 6, 2006, to acquire a 100% interest in a mineral claim located in British Columbia, Canada.

This purchase agreement required the Company to pay:

Webtradex International, Inc.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 6 - MIN    ERAL PROPERTY (continued)
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

Comparison of Operating Results for the Quarter Ended September 30, 2010 to the Quarter Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating expenses increased $200 from $6,467 for the three months ended September 30, 2009 to $6,647 for the three months ended September 30, 2010. The increase in our net operating expenses is due to increased general and administrative expenses incurred.

Net Loss

Net loss increased $200 from net loss of $6,467 for the three months ended September 30, 2009 to a net loss of $6,647 for the three months ended September 30, 2010. The increase in net operating loss is due to the increased general and administrative expenses incurred.

At September 30, 2010, our accumulated deficit was $159,695.

Assets and Liabilities

Our total assets were  $513 at September 30, 2010.  Our assets consist of cash of $513.

Total current liabilities are $31,331 at September 30, 2010. Our notes payable are $105,902.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $513. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our former President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $105,902 from him.

As of September 30, 2010, we had a working capital deficit of $30,818. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison of Operating Results for the Six Months Ended September 30, 2010 to the Six Months Ended September 30, 2009

Revenues

The Company did not  generate  any revenues from operations for the six months ended September 30, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating expenses increased $1,032 from $22,315 for the six months ended September 30, 2009 to $23,347 for the six months ended September 30, 2010. The increase in our net operating expenses is due to increased general and administrative expenses incurred.

Net Loss

Net loss increased $1,032 from net loss of $22,315 for the six months ended September 30, 2009 to a net loss of $23,347 for the six months ended September 30, 2010. The increase in net operating loss is due to the increased general and administrative expenses incurred.

At September 30, 2010, our accumulated deficit was $159,695.
Assets and Liabilities

Our total assets were  $513 at September 30, 2010.  Our assets consist of cash of $513.

Total current liabilities are $31,331 at September 30, 2010. Our notes payable are $105,902.

Financial Condition, Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $513. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our former President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $105,902 from him.

As of September 30, 2010, we had a working capital deficit of $30,818. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

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

Loss per share:  Basic loss per share excludes  dilution and is computed by dividing the loss  attributable to common  shareholders by the  weighted-average number of common  shares  outstanding  for the  period.  Diluted  loss per share reflects  the  potential  dilution  that  could  occur  if  securities  or other contracts to issue common stock were exercised or converted into common stock or resulted  in the  issuance of common  stock that  shared in the  earnings of the Company.  Diluted loss per share is computed by dividing  the loss  available to common  shareholders by the weighted average number of common shares outstanding for  the  period  and  dilutive   potential  common  shares  outstanding  unless consideration  of  such  dilutive   potential  common  shares  would  result  in anti-dilution.  Common stock  equivalents were not considered in the calculation of diluted loss per share as their effect would have been  anti-dilutive for the periods ended September 30, 2010 and 2009.

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

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer and Chairman, who also serves as our principal  financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and  procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report.  Based upon that  evaluation,  our  management  has  concluded  that our disclosure  controls and  procedures  are effective  for timely  gathering, analyzing  and  disclosing  the  information  we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.  There  have been no  significant changes  made  in  our  internal   controls  or  in  other  factors  that  could significantly  affect our internal controls  subsequent to the end of the period covered by this report based on such evaluation.

PART II
OTHER INFORMATION

Item 1   Legal Proceedings

None.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3   Defaults Upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits

(a) The following  sets forth those  exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit number	Descriptions

31.1	* Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	* Certification of the Acting Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	* Certification Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	* Certification Acting Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*    Filed herewith.

     (b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

11/02/10 - Resignation of an officer
11/08/10 - Addition of an officer

SIGNATURE

Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Webtradex International, Inc.

By:	/s/ Kam Shah
Kam Shah
Chief Financial Officer and Chairman of the Board*

Date: November 15, 2010

*   Kam Shah has  signed  both on  behalf  of the  registrant  as a duly authorized officer and as the Registrant's principal accounting officer.