Form 10-Q
period 2010-12-31
WEBTRADEX INTERNATIONAL Corp
filed 2011-02-15
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☒  Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of January 26, 2011,  there were  approximately 15,510,000  shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

SIGNATURES

EXHIBITS

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

Webtradex International Corp.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Balance Sheet

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,717	$17,741
Prepaid expenses	0	3,750

Total current assets	3,717	21,491

OTHER ASSETS
Other assets	541	0

Total other assets	541	0

Total Assets	$4,258	$21,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,292	$15,292
Short-term loans from stockholder	12,506	0
Notes payable	13,533	13,533

Total current liabilities	41,331	28,825

LONG-TERM LIABILITIES

Long-term note payable	106,813	104,188

Total long-term liabilities	106,813	104,188

Total Liabilities	148,144	133,013

Derivative liability arising from note conversion rights	0	0

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 75,000,000 shares; 15,510,000 and 7,755,000 issued and outstanding	15,510	7,755
Additional paid-in capital	5,090	12,845
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(166,861)	(134,497)

Total stockholders’ equity	(143,886)	(111,522)

Total Liabilities and Stockholders’ Equity	$4,258	$21,491

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Statements of Operations
Three and Nine Months ended December 31,
(Unaudited)

	Three Months		Nine Months		Period from February 23, 2005 (Inception) through
	2010	2009	2010	2009	December 31, 2010

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
General and administrative	3,428	2,496	12,838	7,085	44,158
Geological, mineral, prospecting costs	0	0	0	0	9,740
Professional fees	3,738	3,362	17,675	21,087	112,963
Total expenses	7,166	5,858	30,513	28,172	166,861

Other comprehensive income from abandonment of conversion rights	0	0	0	0	2,375

Net loss	$(7,166)	$(5,858)	$(30,513)	$(28,172)	$(169,236)

Basic net loss per weighted average share	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares	15,510,000	7,755,000	15,510,000	7,754,781

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
 Statement of Stockholders’ Equity (Deficit)

	Number of Shares	Common Stock	Additional Paid-in Capital	Deficit Accumulated During the Pre-exploration Stage	Accumulated Other Comprehensive Income	Total Stockholders’ Equity

BEGINNING BALANCE, February 23, 2005	0	$0	$0	$0	$0	$0

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)

BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)

BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,355)	0	(21,355)

BALANCE, March 31, 2007	7,750,000	7,753	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)

BALANCE, March 31, 2008	7,752,500	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(34,294)	0	(34,294)

BALANCE, March 31, 2009 (unaudited)	7,752,500	7,755	12,845	(103,895)	(250)	(83,545)
Comp income - conversion rights	0	0	0	0	2,625	2,625
Net loss	0	0	0	(32,453)	0	(32,453)

BALANCE, March 31, 2010	7,752,500	7,755	12,845	(136,348)	2,375	(113,373)
2 for 1 forward split	7,752,500	7,755	(7,755)	0	0	0
Net loss	0	0	0	(30,513)	0	(30,513)

ENDING BALANCE, December 31, 2010 (unaudited)	15,505,000	$15,510	$5,090	$(166,861)	$2,375	$(143,886)

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
Statements of Cash Flows
Nine Months ended December 31,
(Unaudited)

	2010	2009	Cumulative from February 23, 2005 (inception) to December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,513)	$(28,172)	$(166,861)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of prepaid interest	0	0	6,549
Amortization of note payable discount	1,979	1,720	5,644
Changes in operating assets and liabilities
Increase (decrease) in accounts payable - trade	0	0	15,292
Increase (decrease) in prepaid expenses	(3,209)	(1,250)	541

Net cash provided (used) by operating activities	(31,743)	(27,702)	(138,335)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on options	0	0	0

Net cash provided (used) by investing activities	0	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from third party loans	15,213	0	15,213
Proceeds from stockholder loan payable	2,506	40,000	111,739
Payments on notes payable	0	0	(5,000)

Net cash provided by financing activities	17,719	40,000	142,052

Net increase (decrease) in cash	(14,024)	12,298	3,717

CASH, beginning of period	17,741	3,305	0

CASH, end of period	$3,717	$15,603	$3,717
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Webtradex International Corp.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS
(Information with regard to the nine months ended December 31, 2010 and 2009 is unaudited)

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company Webtradex Internatrional Corp. is a Nevada chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida.

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents

(h)  Interim financial information The financial statements for the nine months ended December 31, 2010 and 2009 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $166,861 accumulated through December 31, 2010. The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations

Webtradex International Corp.
(f/k/a Zandaria Ventures, Inc.)
(an exploration stage enterprise)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

At December 31 2010, the Company owed an account payable of $1,400 and a note payable of $9,186 to the former President and CEO of the Company, who resigned on March 13, 2007. At December 31, 2009 the Company owed notes payable of $64,413 to another former President and CEO.

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

December 31, 2010
August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,280
July 11, 2007	4,255
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000
November 12,2008	10,000
May 20, 2009	20,000
October 6, 2009	10,000
October 23, 2009	10,000
March 9, 2010	10,000
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

NOTE 5 – STOCKHOLDERS EQUITY

At December 31, 2010, the Company has 75,000,000 shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01. During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at  $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500. In June 2010, the Company authorized a 2 for 1 forward split of the common stock issued and outstanding . The Company set a record date of June 21, 2010, and was concluded on July 23, 2010.

 Webtradex International Corp.
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

Comparison of Operating Results for the Quarter Ended December 31, 2010 to the Quarter Ended December 31, 2009

Revenues

The Company did not  generate  any revenues from operations for the three months ended December 31, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased $1,308 from $5,858 for the three months ended December 31, 2009 to $7,166 for the three months ended December 31, 2010. The increase in our net operating expenses is due to increased general and administrative expenses incurred.

Net Loss

Net loss increased $1,308 from net loss of $5,858 for the three months ended December 31, 2009 to a net loss of $7,166 for the three months ended December 31, 2010. The increase in net operating loss is due to  increased general and administrative expenses incurred.

At December 31, 2010, our accumulated deficit was $166,861.

Assets and Liabilities

Our total assets were $4,258 at December 31, 2010.  Our assets consist principally of cash of $3,717.

Total current liabilities are $41,331 at December 31, 2010.  Our notes payable are $106,813.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $3,717. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our former President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $105,902 from him.

As of December 31, 2010, we had a working capital deficit of $37,614. The Company will seek funds from possible investors, lenders, strategic and joint  venture partners and financing  to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will  successfully  engage  strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially  increase or decrease our results of operations or liquidity.

Comparison of Operating Results for the Nine Months Ended December 31, 2010 to the Nine Months Ended December 31, 2009

Revenues

The Company did not  generate  any revenues from operations for the nine months ended December 31, 2010 or 2009. Accordingly,  comparisons with prior periods are not meaningful.  The Company is subject to risks  inherent in the  establishment  of a new business  enterprise, including limited capital  resources and cost  increases  in services.

Operating Expenses

Operating  expenses increased $2,341 from $28,172 for the nine months ended December 31, 2009 to $30,513 for the nine months ended December 31, 2010. The increase in our net operating expenses is due to increased  general and administrative expenses incurred.

Net Loss

Net loss increased $2,341 from net loss of $28,172 for the nine months ended December 31, 2009 to a net loss of $30,513 for the nine months ended December 31, 2010. The increase in net operating loss is due to increased general and administrative expenses incurred.

At December 30, 2010, our accumulated deficit was $166,861.

Assets and Liabilities

Our total assets were $4,258 at December 31, 2010.  Our assets consist principally of cash of $3,717.

Total current liabilities are $41,331 at December 31, 2010.  Our notes payable are $106,813.

Financial Condition, Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $3,717. Our working capital is presently minimal and there can be no assurance that our financial condition will improve. To date, we have not generated cash flow from operations. Consequently, we have been dependent upon our former President and CEO to fund our cash  requirements.  Specifically,  we have borrowed a total of $105,902 from him.

As of December 31, 2010, we had a working capital deficit of $37,614. The Company will seek funds from possible investors, lenders, strategic and joint venture partners and financing to cover any short term operating deficits and provide for long term working capital. No assurances can be given that the Company will successfully engage strategic or joint venture partners or otherwise obtain sufficient financing through the sale of equity.

No trends have been identified which would materially increase or decrease our results of operations or liquidity.

Plan of Operation

The Company's plan of operation through March 31, 2012 is to focus on finding a suitable merger candidate or a viable business plan. The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised, the Company may seek a merger, acquisition or outright sale.

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

Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the Company. Diluted loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended December 31, 2010 and 2009.

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

Item 4T - Controls and Procedures

Our management, which includes our Chief Executive Officer who also serves as our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended, because of our failure to receive the proper and correct audit opinions from our independent auditors for the year ended March 31, 2010, We have made the necessary adjustments to our financial statement disclosure procedures and controls in this quarter. We are always in the process of improving our internal controls in an effort to remediate any deficiencies. There have been no significant changes made other than discussed above in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

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
_____
*    Filed herewith.

(b) The following  sets forth the  Company's  reports on Form 8-K that have been filed during the quarter for which this report is filed:

11/02/10 - reporting the resignation of our COO

11/08/10 - reporting the appoint of a new CEO and the resignation of the old CEO

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Webtradex International Corp.

Date: February 15, 2011	By:	/s/ Dr. Sean D. Williams
Dr. Sean D. Williams
CEO