Form 10-K/A
period 2010-03-31
WEBTRADEX INTERNATIONAL Corp
filed 2011-02-16
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Amendment No. 1

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	Applied for
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

2101 Vista Parkway, Suite 292 West Palm Beach, Florida (Address of principal executive offices)	33411 (Zip Code)

Issuer’s telephone number:(561) 228-6148

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

PART I.

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

Item 1. Description of Business

Business of the Company

We were incorporated on February 23, 2005 under the laws of the state of Nevada. On that date,  Steven Cozine was appointed as our sole director.  Mr. Cozine was also appointed as our president,  secretary, treasurer and chief executive officer. Mr. Cozine resigned March 31, 2007. We have had two other officers and directors since and up to March 9, 2010 when Mr Kam Shah became our sole officer and director.

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

Employees

As of March 31, 2010, the Company employed no full time and no part time employees.  We anticipate hiring employees over the next twelve months if we are successful in implementing  a new plan of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Webtradex International Corp., (f/k/a Zandaria Ventures, Inc.), as of March 31, 2009, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from February 23, 2005 through March 31, 2009 (since inception). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webtradex International Corp. as of March 31, 2009, and the results of its operations and its cash flows for the year in the period then ended and for the period from February 23, 2005 through March 31, 2009 (since inception) in conformity with U.S. generally accepted accounting principles.

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
Independence, OH
June 22, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Webtradex International Corp.
f/k/a Zandaria Ventures, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheet of Webtradex International Corp., (f/k/a Zandaria Ventures, Inc.), as of March 31, 2010, and the related  statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and for the period from February 23, 2005 through March 31, 2010 (since inception). These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Webtradex International Corp. as of March 31, 2009, were audited by other auditors whose report dated June 22, 2009, expressed an unqualified opinion with a going concern.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webtradex International Corp. as of March 31, 2010, and the results of its operations and its cash flows for the year in the period then ended and for the period from February 23, 2005 through March 31, 2010 (since inception), in conformity with U.S. generally accepted accounting principles.

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

(g) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalent

NOTE 2 - GOING CONCERN

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

NOTE 7 - SUBSEQUENT EVENTS

In June 2010, the Company authorized a 2 for 1 forward split of the common stock issued and outstanding. The Company set a record date of June 21, 2010, and submitted a multiple request to FINRA, which as of the date of filing this 10-K has not been approved by FINRA

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2010. In making this assessment, our management used the criteria established in  Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  ("COSO"). Based on our assessment, we believe that, as of March 31, 2010, our internal  control over financial reporting and disclosure controls and procedures was not effective based on those criteria, by failing to ensure that we had received and included proper and complete opinions from our independent accountants.

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

Item 11. Executive Compensation

The following table shows all the cash compensation paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years ended March 31, 2010 and 2009 to the Company’s President and highest paid executive officers. No restricted stock awards, long-term incentive plan payouts or other types of compensation, other than compensation identified in the chart below, were paid to these executive officers during these fiscal years

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

		Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)
Steven Cozine * 1460 Barclay Suite 701 Vancouver, BC Canada V6G1J5	Common	2,500,000	32.23%
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

PART IV
Item 15. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*       Filed herewith

(b) Reports on Form 8-K
Form 8-K filed on March 11, 2010

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on our behalf and in the capacities and on the dates indicated.

Date: February 16, 2011	Webtradex International Corp.
(Registrant)

	By:	/s/ Kam Shah
Kam Shah, Chairman

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kam Shah	Chairman	February 16, 2011
Kam Shah

/s/ Dr. Sean D. Williams	CEO	February 16, 2011
Dr. Sean D. Williams