Form 10-K
period 2011-03-31
WEBTRADEX INTERNATIONAL Corp
filed 2011-06-27
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Avenue Road, Suite 200, Toronto, Ontario, Canada (Address of principal executive offices)	M5R 2G3 (Zip Code)

Issuer’s telephone number: (416) 929-1806

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001 per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No 

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑   No 

Of the 15,510,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2011, 9,310,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on May 18, 2011: $4,189,500.

Transitional Small Business Disclosure Format (check one):
Yes     No ☑

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I.

Item 1. Description of Business

Forward-Looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “could”, "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, mean Webtradex International Corp, unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

We were incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officer and director since inception and up to March 9, 2010 when Mr. Kam Shah became our sole president, secretary, treasurer and chief executive officer.

We do not have any subsidiaries. Our principal office was moved on March 22, 2011 to 47 Avenue Road, Suite 200, Toronto, Ontario, Canada from West Palm Beach, Florida. Our telephone number is (416) 929-1806. Our fiscal year end is March 31.

The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. Since then, the Company has not yet been able to attract and secure any viable business activity. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2011. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it can secure any viable business Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2011, the Company employed no full time and no part time employees.  We anticipate hiring employees over the next twelve months if we are successful in implementing a new plan of operations and are able to raise required funds.

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

 At March 31, 2011, we had a working capital deficiency of approximately $140,000.  We will require significant cash during fiscal 2011, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Trading in the Company’s common stock is subject to certain regulations adopted by the SEC commonly known as the “Penny Stock Rules”. The Company’s common stock qualifies as penny stock and is covered by Section 15(g) of the Securities and Exchange Act of 1934, as amended (the “1934 Act”), which imposes additional sales practice requirements on broker/dealers who sell the Company’s common stock in the market. The “Penny Stock” rules govern how broker/dealers can deal with their clients and “penny stock”. For sales of the Company’s common stock, the broker/dealer must make a special suitability determination and receive from clients a written agreement prior to making a sale. The additional burdens imposed upon broker/dealers by the “penny stock” rules may discourage broker/dealers from effecting transactions in the Company’s common stock, which could severely limit its market price and liquidity. This could prevent investors from reselling our common stock and may cause the price of the common stock to decline.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

The Company’s current executive offices are at 47 Avenue Road, Suite 200, Toronto, Ontario Canada M5R 2G3.  The property consists of approximately 100 square feet of finished office space. We pay no rent or other fees for the use of the mailing address as this office is leased by a company owned by one of our shareholders. We believe that the foregoing space is adequate to meet our current needs and anticipate moving our offices during the next twelve (12) months if we are able to execute a new business plan.

Item 3. Legal Proceedings

None.

Item 4. [REMOVED AND RESERVED.]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and issuer purchases of equity securities

(a)  Market Information. There is no established trading market in our Common Stock.  The Company's common stock is traded only on the OTC Bulletin Board (OTC: ZDVN).

(b)  Holders.  As of March 31, 2011, there were approximately twenty-eight (28) holders of record of our common stock, which excludes those shareholders holding stock in street name.

(c)  Dividend Policy.  We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

Item 6. Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

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

FOR THE YEAR ENDED MARCH 31, 2011 AND 2010

Results of operations

For the twelve months ended March 31, 2011 and 2010, we had no significant operations.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2011, and 2010 respectively.

Operating Expenses and Charges

The significant operating expenses for the twelve months ended March 31, 2011, included $13,904 in general and administrative expenses and $24,525 in professional fees. For the twelve months ended March 31, 2010, the significant expenses were $7,327 in general and administrative expenses and $24,487 in professional fees.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended March 31, 2011 and 2010, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

As of March 31, 2011, the Company had cash of $416. The Company's total assets decreased from $21,491 as of March 31, 2010 to $416. At March 31, 2011, total liabilities increased from $133,013 to $150,367. This increase is attributable to additional borrowing to pay expenses. As of March 31, 2011, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Business Plan and Strategy

As a direct result of the failure of the Company’s mining business plan it has reverted to the development stage. The Company is currently seeking business opportunities including a business combination with an operating business with significant growth potential. As of yet, we have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $172,926 and a working capital deficiency of approximately $150,000 at March 31, 2011, and net losses from operations of $38,429 and $34,304, respectively, for the years ended March 31, 2011 and 2010. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Start-Up Costs: Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

Net loss per share: Basic loss per weighted average common share excludes dilution and is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 123).

Fair value of financial instruments: The carrying values of cash and accrued liabilities approximate their fair values due to the short maturity of these instruments.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2011.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements. We do not anticipate entering into any off-balance sheet arrangements during the next 12 months.

Item 7A. Quantitative and Qualitative disclosures about market risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See the index to the Financial Statements below, beginning on page F-1.

Webtradex International Corporation

Consolidated Financial Statements
For the Years Ended March 31, 2011 and 2010

Hamilton PC

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Webtradex International Corporation
Toronto, Ontario, Canada

We have audited the accompanying balance sheets of Webtradex International Corporation, as of March 31, 2011 and 2010, and the related statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webtradex International Corporation as of March 31, 2011 and 2010, and the result of its operations and its cash flows for each of the two years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Webtradex International Corporation will continue as a going concern. As discussed in Note 2 to the financial statements, Webtradex International Corporation suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
June 24, 2011

Webtradex International Corporation
(an exploration stage enterprise)
Balance Sheet

March 31,	2011	2010
ASSETS
CURRENT ASSETS
Cash	$416	17,741
Prepaid expenses	-	3,750
Total Assets	416	21491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$13,042	15,292
Notes payable (note 4)	107,721	13,533
Advances from stockholder (note 3)	19,604	-
Total current liabilities	140,367	28,825

LONG-TERM LIABILITIES
Notes payable (note 4)	10,000	104,188
Total long-term liabilities	10,000	104,188
Total Liabilities	150,367	133,013
STOCKHOLDERS’ EQUITY (note 5)
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,510,000 and 7,755,000 shares issued and outstanding March 31, 2011 and 2010 respectively	15,510	7,755
Additional paid-in capital	5,090	12,845
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	-172,926	-134,497
Total stockholders’ equity	-149,951	-111,522
Total Liabilities and Stockholders’ Equity	$416	21,491

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statements of Operations
Year ended March 31,	2011	2010	Cumulative from February 23, 2005 (inception) to March 31, 2011
REVENUES	$ -	$ -	$ -
OPERATING EXPENSES:
General and administrative expenses	13,904	7,327	41,559
Geological, mineral, prospecting costs	-	-	9,740
Interest expense	-	2,490	3,665
Professional fees	24,525	24,487	119,813
Total expenses	38,429	34,304	174,777
Other comprehensive income	-	-2,675	2,375
Net loss	$(38,429)	$(31,629)	$(177,152)

Income (loss) per weighted average common share	$(0.00)	$(0.00)

Number of weighted average common shares outstanding	13,087,890	7,755,000

The accompanying notes are an integral part of the financial statements

Webtradex International Corp
(an exploration stage enterprise)
Statement of Stockholders' equity (Deficit)
	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, February 23, 2005	-	$-	$-	$-	$-	$-

Shares issued at $0.001	2,500,000	2,500	-	-	-	2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	-	19,280
Net loss	-	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	-	(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	-	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	-	(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	-	-	-	-	(250)	(250)
Net loss	-	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	-	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	-	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	12,845	(134,497)	2,375	(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)
Net loss				(38,429)		(38,429)
ENDING BALANCE, March 31, 2011	15,510,000	15,510	5,090	(172,926)	2,375	(149,951)

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Cash Flows
Year ended March 31,	2011	2010	Cumulative from February 23, 2005 (inception) to March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(38,429)	(34,304)	(174,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	2,490	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(2,250)	-	10,350
(Increase) decrease in prepaid expenses	3,750	(3,750)	-
Net cash provided (used) by operating activities	(36,929)	(35,564)	(153,713)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Proceeds from short term loans from shareholder	19,604		19,604
Proceeds from Notes payable	-	50,000	119,425
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	19,604	50,000	154,129

Net increase (decrease) in cash	(17,325)	14,436	416
CASH, beginning of year	17,741	3,305	-
CASH, end of period	416	17,741	416
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
 (an exploration stage enterprise)
Year ended March 31, 2011

NOTES TO FINANCIAL STATEMENTS

Note 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) The Company  Webtradex International Corporation, is a Nevada chartered development stage corporation which conducts business from its executive office in Toronto, Ontario, Canada.

On June 10, 2010, the Company changed its name from Zandaria Ventures, Inc. to Webtradex International Corporation.

On March 22, 2011, the Company moved its executive office to Toronto, Ontario, Canada  from West Palm Beach, Florida.

The following summarize the more significant accounting and reporting policies and practices of the Company:

(b) Basis of Presentation                                           These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is March 31.

(c) Use of estimates  The financial statements have been prepared in conformity with generally accepted accounting principles.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended.  Actual results may differ significantly from those estimates.

(d) Start-up costs  Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

(e) Stock compensation for services rendered The Company may issue shares of common stock in exchange for services rendered.  The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(f) Net income (loss) per share Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period.

(g) Property and equipment All property and equipment are recorded at cost and depreciated over their estimated useful lives, using the straight-line method.  Upon sale or retirement, the cost and related accumulated depreciation are eliminated from their respective accounts, and the resulting gain or loss is  included in the results of operations.  Repairs and maintenance charges, which do not increase the useful lives of the assets, are charged to operations as incurred.

(h) Cash and equivalents For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalent

(i) Income Taxes                                 Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Income Taxes as of its inception. Pursuant to ASC 740 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Webtradex International Corporation
 (an exploration stage enterprise)
Year ended March 31, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $172,926 accumulated through March 31, 2011.  The ability of the Company to continue as a going concern is dependent upon commencing operations, developing sales and obtaining additional capital and financing.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  The Company is currently seeking additional capital to allow it to begin its planned operations

NOTE 3 – SHORT TERM LOANS FROM STOCKHOLDER

An entity owned by a shareholder of the Company advanced funds from time to time to the Company. These advances are repayable on demand and do not carry any interest.

NOTE 4 - NOTES PAYABLE

The Company has entered into a series of notes payable, all of which bear no stated interest rate and are unsecured.

March 31, 2011and 2010
August 4, 2006	$5,000
September 1, 2006	900
February 2, 2007	8,286
April 16, 2007	4,280
July 11, 2007	4,255
July 17, 2007	5,000
October 18, 2007	10,000
April 7, 2008	20,000
November 12, 2008	10,000
May 20, 2009	20,000
October 6, 2009	10,000
October 23, 2009	10,000
March 9, 2010	10,000
$117,721

(i)	All notes are payable to the two past CEOs of the Company or to entities controlled by them.
(ii)
All notes payable except for the note payable issued on March 9, 2010, are due on December 31, 2011 and are therefore classified as current liabilities. Note payable dated March 9, 2010 for $10,000 is due on December 31, 2012 and is included under long term liabilities.

(iii)
April 16, 2007 note payable of $4,280 has conversion rights which allow for the conversion of the note in whole or in part at any time prior to the payment or ten days thereafter into common stock of the Company at a conversion rate of the lesser of 66 2/3% of the average closing bid and ask price on the date of conversion or $0.25 per share.  . The Company has recognized a discount of $6,002 for these notes to be amortized as interest over the term of these notes.

Webtradex International Corporation
(an exploration stage enterprise)
Year ended March 31, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS EQUITY

At March 31, 2011, the Company has 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. At inception, February 23, 2005 the Company issued 2,500,000 shares of common stock in exchange for cash of $2,500, or $0.001. During March 2005, the Company issued 700,000 shares of common stock in exchange for cash of $2,100, or $0.003; 4,000,000 shares of common stock in exchange for cash of $10,000, or $0.0025 and 550,000 shares of common stock in exchange for cash of $5,500, or $0.01. During the fiscal year ended March 31, 2007 and 2008 the Company issued 2,500 shares of common stock in exchange for services valued at $250, or $0.01, each year, for a total issued of 5,000 shares for services valued at $500.

On June 10, 2010, the Board approved a 2 for 1 forward split of the common stock issued and outstanding on June 21, 2010, based on approval by the Company’s shareholders representing 51.7% of the Company’s common stock. FINRA approved the forward split on July 23, 2010. As a result of the 2 for 1 forward split, $7,750 representing the common stock par value of 7,750,000 common shares was transferred from additional paid in capital to common stock .

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

NOTE 7 – INCOME TAXES

The Company has tax losses which may be applied against future taxable income.  The potential tax benefits arising from these loss carry forwards expire beginning in 2028 and are offset by a valuation allowance due to the uncertainty of profitable operations in the future.  The net operating loss carry forward was $172,926 at March 31, 2011.

The Company is subject to United States income taxes at a rate of 34%. The reconciliation of the provision for income taxes at the United States statutory rate compared to the Company’s income tax expense as reported is as follows:

	Year Ended March 31,
	2011	2010

Income tax recovery at statutory rate	13,066	11,663
Valuation allowance change	(13,066)	(11,663)
Provision for income taxes	$-	$-

Webtradex International Corporation
 (an exploration stage enterprise)
Year ended March 31, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time the financial statements were issued on June 24, 2011.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2011 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief executive and financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and  financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive  and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including chief executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Webtradex International Corp have been detected.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2011, our internal control over financial reporting and disclosure controls and procedures was effective based on those criteria.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Kam Shah	60	Chief Executive and financial Officer, Secretary and Director

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

During the past five years, Mr. Shah has not been the subject of the following events:

1.   Any bankruptcy petition filed by or against any business of which Mr Shah was a general partner or executive officer either at the time of   the bankruptcy or within two years prior to that time.

2.   Any conviction in a criminal proceeding or being subject to a pending    criminal proceeding.

3.   An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent   jurisdiction, permanently or   temporarily enjoining, barring, suspending or otherwise limiting Mr.  Shah's involvement in any type of business, securities or banking activities.

4.   Found by a court of competent jurisdiction (in a civil action), the   Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or   commodities law, and the judgment has not been reversed, suspended or   vacated.

Committees of the Board of Directors

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

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

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that following a merger or other acquisition transaction, our Board will adopt a Code of Ethics.

Conflicts of Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favourable to us.

Our officers, directors and principal shareholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any  particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of our directors or executive officers, or to any other affiliate of us except as described under Executive Compensation below.

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

Item 11. Executive Compensation

Mr. Kam Shah is our sole director and officer for the years ended March 31, 2010 and 2011 and received no compensation, restricted stock awards, long-term incentive plan payouts or other types of compensation during these years.

Compensation of Directors

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2011, or the period ending on the date of this Report.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from us, with respect to any person named in cash compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with us, or any change in control of us, or a change in the person's responsibilities following a changing in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2011, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)
Jeffrey Robinson 2310 Paseo Del Prado # A206, Las Vegas, NV 89102 Kam Shah - sole director and Executive Officer 47 Avenue Road, Suite 200 Toronto, Ontario M5R 2G3	Common	5,000,000 Nil	32.24% Nil

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2011. As of March 31, 2011, there were 15,510,000 shares of our common stock issued and outstanding.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Item 13. Certain Relationship and Related Transactions

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(a) any director or officer;

(b) any person proposed to be a nominee for election as a director;

(c) any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(d) any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

Director Independence

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Kam Shah acts as our sole director and as our sole executive officer. As such, we do not have any independent directors.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the fiscal years ended March 31, 2011 and 2010 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2011	$16,000	none	none	none
2010	$16,000	none	none	none

We do not currently have a standing audit committee. The above services were approved by the Board.
In discharging its oversight responsibility as to the audit process, the Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed herewith.

	Report of Independent Registered Public Accounting Firm
	Balance Sheets at March 31, 2011 and 2010

	Statements of Operations for the years ended March 31, 2011 and 2010 and for the period from February 23, 2005 (Inception) to March 31, 2011
	Statements of Stockholders’ Equity (Deficit) for the period from February 23, 2005 (Date of Inception) to March 31, 2011
	Statements of Cash Flows for the years ended March 31, 2011 and 2010 and for the period from February 23, 2005 (Date of Inception) to March 31, 2011

	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.	Description

31.1           Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.2           Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBTRADEX INTERNATIONAL CORP

Date: June 24, 2011

By: /s/Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 24, 2011

/s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)