Form 10-Q
period 2011-06-30
WEBTRADEX INTERNATIONAL Corp
filed 2011-08-05
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2011

 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47 Avenue Road, Suite 200
Toronto, ON Canada M5R 2G3
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (416) 929-1806

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑ No 

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of July 22, 2011, there were approximately 15,510,000 shares of the Issuer's common stock, par value $0.001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors including the risk factors set forth in our Form 10-K. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

INDEX

PART I	FINANCIAL INFORMATION
Item 1	Financial Statements
Item 2	Management’s Discussion and Analysis or Plan of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4T	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Submission of Matters to a Vote of Security Holders
Item 5	Other Information
Item 6	Exhibits
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

Webtradex International Corporation
(an exploration stage enterprise)
Balance Sheet

	30-Jun-11	31-Mar-11
ASSETS
CURRENT ASSETS
Cash	$838	416
Total Assets	838	416

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,917	13,042
Note payable	107,721	107,721
Advances from stockholder	30,888	19,604
Total current liabilities	142,526	140,367

LONG-TERM LIABILITIES
Notes payable	10,000	10,000
Total long-term liabilities	10,000	10,000
Total Liabilities	152,526	150,367
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,510,000 issued and outstanding	15,510	15,510
Additional paid-in capital	5,090	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(174,663)	(172,926)
Total stockholders’ equity	(151,688)	(149,951)
Total Liabilities and Stockholders’ Equity	$838	416

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Operations

Three months ended June 30,	2011	2010	Cumulative from February 23, 2005 (inception) to June 30, 2011
REVENUES	-	-	-
OPERATING EXPENSES:
General and administrative expenses	737	4,443	42,296
Geological, mineral, prospecting costs	-	-	9,740
Interest expense	-	857	3,665
Professional fees	1,000	11,400	120,813
Total expenses	1,737	16,700	176,514
Other comprehensive income from abandonment of conversion rights	-	-	2,375
Net income (loss)	(1,737)	(16,700)	(178,889)

Income (loss) per weighted average common share	(0.00)	(0.00)

Number of weighted average common shares outstanding	15,510,000	7,755,000

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Shareholders’ Equity (Deficit)

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, February 23, 2005	0	$-	$-	$-	$-	$-

Shares issued at $0.001	2,500,000	2,500	0	-	-	2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	-	19,280
Net loss	-	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	-	(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	-	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	-	(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	-	-	-	-	(250)	(250)
Net loss	-	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	-	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	-	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	12,845	(134,497)	2,375	(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)
Net loss				(38,429)		(38,429)
BALANCE, March 31, 2011	15,510,000	15,510	5,090	(172,926)	2,375	(149,951)
Net loss	-	-	-	(1,737)	-	(1,737)
ENDING BALANCE, June 30, 2011	15,510,000	15,510	5,090	(174,663)	2,375	(151,688)

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Cash Flows

Three months ended June 30,	2011	2010	Cumulative from February 23, 2005 (inception) to June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,737)	(16,700)	(176,514)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	857	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(9,123)	-	1,225
(Increase) decrease in prepaid expenses	-	-	-
Net cash provided (used) by operating activities	(10,860)	(15,843)	(164,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Proceeds from short term loans from shareholder	11,282	-	30,888
Proceeds from notes payable	-	-	119,425
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	11,282	-	165,413

Net increase (decrease) in cash	422	(15,843)	838
CASH, beginning of year	416	17,741	-
CASH, end of period	838	1,898	838
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
 (an exploration stage enterprise)
Three months ended June 30, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a chartered development stage corporation, which conducts business from its executive office in Toronto, Ontario, Canada.

Condensed Interim Financial Statements
The accompanying interim condensed financial statements of Webtradex International Corporation for the three months ended June 30, 2011, have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2011 are not necessarily indicative of the operating results for the full years.

The balance sheet at March 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by Generally Accepted Accounting Principles (“GAAP’) for complete financial statements.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2011, the Company has an Accumulated Deficit amount of $174,663.

Webtradex International Corporation
(an exploration stage enterprise)
Three months ended June 30, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future consolidated financial statements.

NOTE 4 – INCOME TAXES

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

A valuation allowance has been applied against the net deferred tax assets and any provision for tax benefit, due to the uncertainty of its ultimate realization.

NOTE 5 – SUBSEQUENT EVENTS

The management has evaluated all recently issued accounting pronouncements through the filing date of these financial statements and believes that these pronouncements will not have a material effect on the Company’s position and results of operations.

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

The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy originally focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. Since then, the Company has not yet been able to attract and secure any viable business activity. We must therefore raise cash from sources such as investments by others in the Company, borrowing from existing shareholders and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2011 and the audited financial statements and notes for the year ended March 31, 2011.

Business Plan and Strategy

As a direct result of the Company’s decision not to pursue its previous business plans, it has reverted to the development stage. The Company is currently seeking business opportunities including a business combination with an operating business with significant growth potential. As of yet, we have no definitive agreements or understandings with any prospective business combination candidates and there are no assurances that we will find a suitable business with which to combine.

Results of operations
The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2011. For the period from inception through to the quarter ended June 30, 2011, the registrant recognized a net loss of $178,889.

The significant operating expenses for the three months ended June 30, 2011, included $737 in general and administrative expenses and $1,000 in professional fees. For the three months ended June 30, 2010, the significant expenses were $4,443 in general and administrative expenses and $11,400 in professional fees.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2011 and 2010, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

As of June 30, 2011, the Company had cash of $838. The Company's total assets decreased from $5,648 as of June 30, 2010 to $838. At June 30, 2011, total liabilities increased from $133,870 to $152,526. This increase is attributable to additional borrowing to pay expenses. As of June 30, 2011, the Company had ordinary trade payables, accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $174,663 and a working capital deficiency of approximately $152,000 at June 30, 2011, and net losses from operations of $1,737 and $16,700, respectively, for the years ended June 30, 2011 and 2010. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4T - Controls and Procedures

Our management, with the participation of our Chief executive officer who is also our financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and  financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive  and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II
OTHER INFORMATION

Item 1: Legal Proceedings
None.

Item 1A: Risk Factors
No material changes in previously disclosed risk factors presented in Form 10-K, filed on June 27, 2011.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3: Defaults upon Senior Securities
None

Item 4: Submission of Matters to a Vote of Security Holders
None

Item 5: Other Information
None

Item 6: Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number      Descriptions
------------  -----------------------

31.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission

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

Date:  July 22, 2011

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.