Form 10-Q/A
period 2011-06-30
WEBTRADEX INTERNATIONAL Corp
filed 2011-09-01
CIK 1334589

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
None.

Item 3: Defaults upon Senior Securities
None

Item 4: Submission of Matters to a Vote of Security Holders
None

Item 5: Other Information
None

Item 6: Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number      Descriptions
------------  -----------------------

31.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	*The Company will be furnishing Exhibit 101 within 30 days of the filing date of this Form 10-Q, as allowed under the rules of the Securities and Exchange Commission

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