Form 10-Q
period 2011-09-30
WEBTRADEX INTERNATIONAL Corp
filed 2011-11-07
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2011

 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORPORATION
[Missing Graphic Reference]
(Exact name of registrant as specified in its charter)

Nevada	Applied for
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47 Avenue Road, Suite 200
Toronto, ON Canada M5R 2G3
[Missing Graphic Reference]
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

As of October 24, 2011, there were approximately 15,510,000 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

Webtradex International Corporation
(an exploration stage enterprise)
Balance Sheet

	30-Sep-11	31-Mar-11
ASSETS
CURRENT ASSETS
Cash	$718	416
Total Assets	718	416

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,000	13,042
Note payable	107,721	107,721
Advances from stockholder	31,882	19,604
Total current liabilities	140,603	140,367

LONG-TERM LIABILITIES
Notes payable	10,000	10,000
Total long-term liabilities	10,000	10,000
Total Liabilities	150,603	150,367
STOCKHOLDERS’ EQUITY (note 5)
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,510,000 issued and outstanding	15,510	15,510
Additional paid-in capital	5,090	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(172,860)	(172,926)
Total stockholders’ equity	(149,885)	(149,951)
Total Liabilities and Stockholders’ Equity	$718	416

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Operations

	Three months ended September 30,		Six months ended September 30,
	2011	2010	2011	2010	Cumulative from February 23, 2005 (inception) to September 30, 2011
REVENUES	0	0	0	0	0
OPERATING EXPENSES:
General and administrative expenses	114	4,110	851	9,410	42,410
Geological, mineral, prospecting costs	0	0	0	0	9,740
Interest expense	(2,917)	0	(2,917)	857	748
Professional fees	1,000	2,537	2,000	13,080	119,962
Total expenses	(1,803)	6,647	(66)	23,347	172,860
Net income (loss)	1,803	(6,647)	66	(23,347)	(172,860)
Other comprehensive income from abandonment of conversion rights	0	0	0	0	2,375
Comprehensive income (loss)	1,803	(6,647)	66	(23,347)	170,485

Income (loss) per weighted average common share	0.00	0.00	0.00	0.00

Number of weighted average common shares outstanding	15,510,000	7,755,000	15,510,000	7,755,000

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Shareholders’ Equity (Deficit)

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, February 23, 2005	0	$-	$-	$-	$-	$-

Shares issued at $0.001	2,500,000	2,500	0	0	0	2,500
Shares issued at $0.003	700,000	700	1,400	0	0	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	0	0	10,000
Shares issued at $0.01	550,000	550	4,950	0	0	5,500
Net loss	0	0	0	(820)	0	(820)
BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	0	19,280
Net loss	0	0	0	(25,102)	0	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	0	(5,822)
Shares issued for services	2,500	3	247	0	0	250
Net loss	0	0	0	(21,335)	0	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	0	(26,907)
Shares issued for services	2,500	2	248	0	0	250
Net comprehensive loss	0	0	0	0	(250)	(250)
Net loss	0	0	0	(22,344)	0	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	0	0	0	(32,443)	0	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	0	0	0	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	12,845	(134,497)	2,375	(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)
Net loss				(38,429)		(38,429)
BALANCE, March 31, 2011	15,510,000	15,510	5,090	(172,926)	2,375	(149,951)
Net income	0	0	0	66	0	66
ENDING BALANCE, September 30, 2011	15,510,000	15,510	5,090	(172,860)	2,375	(149,885)

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Cash Flows

Six months ended September 30,	2011	2010	Cumulative from February 23, 2005 (inception) to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	66	(23,347)	(172,860)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	0	0	500
Amortization of note payable discount	0	1,714	3,665
Amortization of prepaid interest	0	0	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(12,042)	0	(3,543)
(Increase) decrease in prepaid expenses	0	1,899	0
Net cash provided (used) by operating activities	(11,976)	(19,734)	(165,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	0	20,100
Proceeds from short term loans from shareholder	12,278	2,506	31,882
Proceeds from notes payable	0	0	119,425
Payments on notes payable	0	0	(5,000)
Net cash provided by financing activities	12,278	2,506	166,407

Net increase (decrease) in cash	302	(17,228)	718
CASH, beginning of year	416	17,741	0
CASH, end of period	718	513	718
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
 (an exploration stage enterprise)
Three and Six months ended September 30, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a chartered development stage corporation, which conducts business from its executive office in Toronto, Ontario, Canada.

Condensed Interim Financial Statements
The accompanying interim condensed financial statements of Webtradex International Corporation for the three and six months ended September 30, 2011, have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of September 30, 2011, and for all periods presented herein, have been made.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2011, the Company has an Accumulated Deficit amount of $172,860.

Webtradex International Corporation
(an exploration stage enterprise)
Three and Six months ended September 30, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements will not have a material effect on the Company’s position and results of operations.

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

NOTE 5 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through to the date and time the financial statements were issued on October 24, 2011.

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

The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy originally focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. Since then, the Company has not yet been able to attract and secure any viable business activity. We must therefore raise cash from sources such as investments by others in the Company, borrowing from existing shareholders and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2011 and the audited financial statements and notes for the year ended March 31, 2011.

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

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2011. For the period from inception through to the quarter ended September 30, 2011, the registrant recognized a net loss of $172,860.

Comparison of three months ended September 30, 2011 to September 30, 2010

The significant operating expenses for the three months ended September 30, 2011, included $114 in general and administrative expenses and $1,000 in professional fees. For the three months ended September 30, 2010, the significant expenses were $4,110 in general and administrative expenses and $2,537 in professional fees. During the three months ended September 30, 2011 the Company reversed the interest payable of $2,917. The interest related to a loan from the former CEO of the Company and was considered no longer payable.

Comparison of six months ended September 30, 2011 to September 30, 2010

The significant operating expenses for the six months ended September 30, 2011, included $851 in general and administrative expenses and $2,000 in professional fees. For the three months ended September 30, 2010, the significant expenses were $9,410 in general and administrative expenses and $13,080 in professional fees.

Financial Condition, Liquidity and Capital Resources

For the three and six months ended September 30, 2011 and 2010, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitment is professional fees. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

As of September 30, 2011, the Company had cash of $718, an increase of $205 from the cash balance as of September 30, 2010. Total liabilities increased from $105,902 at September 30, 2010 to $150,603 at September 30, 2011. This increase is attributable to additional borrowing to pay expenses. As of September 30, 2011, the Company had accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy which may include a merger, acquisition or outright sale.

There is, however, no assurance that further funding can be raised through equity or borrowing, or that the company will be successful securing a suitable merger or sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $172,860 and a working capital deficiency of approximately $150,000 at September 30, 2011.  Net income of $66 was reported at the six months ended September 30, 2011, compared to a net loss from operations of $23,347 reported at the six months ended September 30, 2010.

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

101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 31, 2011 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  November 7, 2011

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.