Form 10-Q
period 2011-12-31
WEBTRADEX INTERNATIONAL CORP
filed 2012-02-14
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2011

? Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ?

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☑ No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 13, 2012, there were approximately 15,510,000 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

F-

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
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

Webtradex International Corporation
 (an exploration stage enterprise)
Balance Sheet

	31-Dec-11	31-Mar-11
ASSETS
CURRENT ASSETS
Cash	$402	416
Prepaid Expense	250	-
Total Assets	652	416

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,600	13,042
Note payable (note 4)	117,721	107,721
Advances from stockholder/related parties (note 5)	33,780	19,604
Total current liabilities	153,101	140,367

LONG-TERM LIABILITIES
Total long-term liabilities	-	10,000
Total Liabilities	153,101	150,367
STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,510,000 issued and outstanding	15,510	15,510
Additional paid-in capital	5,090	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(175,424)	(172,926)
Total stockholders’ equity	(152,449)	(149,951)
Total Liabilities and Stockholders’ Equity	$652	416

 Webtradex International Corporation
 (an exploration stage enterprise)
Statement of Operations

For the period ended December 31,	Three months		Nine months
	2011	2010	2011	2010	Cumulative from February 23, 2005 (inception) to December 31, 2011
REVENUES	-	-	-	-	-
OPERATING EXPENSES:
General and administrative expenses	1,564	3,428	2,415	12,838	43,974
Geological, mineral, prospecting costs	-	-	-	-	9,740
Interest expense	-	-	(2,917)	-	748
Professional fees	1,000	3,738	3,000	17,675	120,962
Total expenses	2,564	7,166	2,498	30,513	175,424
Net income (loss)	(2,564)	(7,166)	(2,498)	(30,513)	(175,424)
Other comprehensive income from abandonment of conversion rights	-	-	-	-	2,375
Comprehensive income (loss)	(2,564)	(7,166)	(2,498)	(30,513)	(173,049)

Income (loss) per weighted average common share	0.00	0.00	0.00	0.00

Number of weighted average common shares outstanding	15,510,000	15,510,000	15,510,000	15,510,000

 Webtradex International Corporation
 (an exploration stage enterprise)
Statement of Shareholders’ Equity (Deficit)

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, February 23, 2005	-	$ -	$ -	$ -	$ -	$ -

Shares issued at $0.001	2,500,000	2,500	-	-	-	2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	-	19,280
Net loss	-	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	-	(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	-	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	-	(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	-	-	-	-	(250)	(250)
Net loss	-	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	-	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	-	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	12,845	(134,497)	2,375	(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)	-	-	-
Net loss	-	-	-	(38,429)	-	(38,429)
BALANCE, March 31, 2011	15,510,000	15,510	5,090	(172,926)	2,375	(149,951)
Net income	-	-	-	(2,498)	-	(2,498)
ENDING BALANCE, December 31, 2011	15,510,000	15,510	5,090	(175,424)	2,375	(152,449)

Webtradex International Corporation
 (an exploration stage enterprise)
Statement of Cash Flows

Nine months ended December 31,	2011	2010	Cumulative from February 23, 2005 (inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(2,498)	(30,513)	(175,424)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	1,979	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(11,442)	-	(2,943)
(Increase) decrease in prepaid expenses	(250)	(3,209)	(250)
Net cash provided (used) by operating activities	(14,190)	(31,743)	(167,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Proceeds from short term loans from shareholder	14,176	17,719	33,780
Proceeds from notes payable	-	-	119,425
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	14,176	17,719	168,305

Net increase (decrease) in cash	(14)	(14,024)	402
CASH, beginning of year	416	17,741	-
CASH, end of period	402	3,717	402
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-Cash Financing Activities:
None

Webtradex International Corporation
 (an exploration stage enterprise)
Three and Nine months ended December 31, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a chartered development stage corporation, which conducts business from its executive office in Toronto, Ontario, Canada.

Condensed Interim Financial Statements
The accompanying interim condensed financial statements of Webtradex International Corporation for the three and nine months ended December 31, 2011, have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows as of December 31, 2011, and for all periods presented herein, have been made, and all adjustments are of a normal, recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s March 31, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of December 31, 2011, the Company has an Accumulated Deficit amount of $175,424.

Webtradex International Corporation
(an exploration stage enterprise)
Three and Nine months ended December 31, 2011

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements will not have a material effect on the Company’s position and results of operations.

NOTE 4 – NOTES PAYABLE

The Company entered into thirteen promissory notes between August 2006 and March 2010, totalling to $117,721, payable to two past CEOs of the Company. All of the notes carry no interest and are unsecured. All notes, except a note for $10,000, were due on December 31, 2011. The note for $10,000 will expire on December 31, 2012. All notes have therefore been classified under current liabilities.

NOTE 5 – ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

Funds were advanced from time to time by Current Capital Corporation (“CCC”), an Ontario, Canada based private company, fully owned by Mr. John Robinson, a shareholder of the Company.

Kam Shah, the CEO of the Company, is providing accounting services to CCC.

NOTE 6 – INCOME TAXES

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

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated subsequent events through to the date and time the financial statements were issued on February 13, 2012.

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

We must therefore raise cash from sources such as investments by others in the Company, borrowing from existing shareholders and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2011 and the audited financial statements and notes for the year ended March 31, 2011.

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

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2011. For the period from inception through to the quarter ended December 31, 2011, the registrant recognized a net loss of $175,424.

Comparison of three months ended December 31, 2011 to December 31, 2010

The significant operating expenses for the three months ended December 31, 2011, included $1,564 in general and administrative expenses and $1,000 in professional fees. For the three months ended December 31, 2010, the significant expenses were $3,428 in general and administrative expenses and $3,738 in professional fees.

Comparison of nine months ended December 31, 2011 to December 31, 2010

The significant operating expenses for the nine months ended December 31, 2011, included $2,415 in general and administrative expenses and $3,000 in professional fees. For the three months ended December 31, 2010, the significant expenses were $12,838 in general and administrative expenses and $17,675 in professional fees. The Company reversed the interest payable of $2,917 during the nine months ended December 31, 2011. The interest to a loan from the former CEO of the Company and was considered no longer payable.

Financial Condition, Liquidity and Capital Resources

For the three and nine months ended December 31, 2011 and 2010, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitment is professional fees. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

As of December 31, 2011, the Company had cash of $402, a decrease of $14 from the cash balance as of December 31, 2010. Total liabilities increased from $150,367 at December 31, 2010 to $153,101 at December 31, 2011. This increase is attributable to additional borrowing to pay expenses. As of December 31, 2011, the Company had accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy which may include a merger, acquisition or outright sale.

There is, however, no assurance that further funding can be raised through equity or borrowing, or that the company will be successful securing a suitable merger or sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $175,424 and a working capital deficiency of $152,450 at December 31, 2011.  A net loss from operations of $2,498 was reported at the nine months ended December 31, 2011, compared to a net loss of $30,513 reported at the nine months ended December 31, 2010.

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

101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  February 13, 2012

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.