Form 10-K
period 2012-03-31
WEBTRADEX INTERNATIONAL CORP
filed 2012-06-22
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Of the 15,510,000 shares of voting stock of the registrant issued and outstanding as of March 31, 2012, 9,310,000 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on June 15, 2012: $1,396,500.

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

As used in this annual report, the terms "we", "us", "our", “the Company”, mean Webtradex International Corp., unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

We were incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer.

We do not have any subsidiaries. Our principal office was moved on March 22, 2011 to 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3 from West Palm Beach, Florida. Our telephone number is (416) 929-1806. Our fiscal year end is March 31.

The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan that would require less start-up capital to develop. Since then, the Company has not yet been able to attract and secure any viable business activity. The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2012. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not generated any revenues and no revenues are anticipated until it can secure any viable business. Accordingly, we must raise cash from sources such as investments by others in the Company and through possible transactions with strategic or joint venture partners. In the event we raise cash, we will likely use such funds to develop a new business plan, which is as yet undetermined. We do not plan to use any capital raised for the purchase of any plant or significant equipment. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2012, the Company employed no full time and no part time employees.  We anticipate hiring employees over the next twelve months if we are successful in implementing a new plan of operations and are able to raise required funds.

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

Item 1A. Risk Factors

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

 At March 31, 2012, we had a working capital deficiency of approximately $40,000.  We will require significant cash during fiscal 2013, in order to implement any acquisitions. No assurances can be given that the Company will be able to obtain the necessary funding during this time to make any acquisitions.  The inability to raise additional funds will have a material adverse effect on the Company’s business, plan of operation and prospects.  Acquisitions may be made with cash or our securities or a combination of cash and securities. To the extent that we require cash, we may have to borrow the funds or sell equity securities. The issuance of equity, if available, would result in dilution to our stockholders.  We have no commitments from any financing source and we may not be able to raise any cash necessary to complete an acquisition. If we fail to make any acquisitions, our future growth may be limited. If we make any acquisitions, they may disrupt or have a negative impact on our business.

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

Provisions of our articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt, which may not be in the best interest of our stockholders. In addition, certain provisions of the Nevada Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested stockholders.

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

(b)  Holders.  As of March 31, 2012, there were approximately twenty-eight (28) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED MARCH 31, 2012 AND 2011

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through to March 31, 2012. For the period from inception through to the year ended March 31, 2012, the registrant recognized an accumulated deficit of $62,959.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2012, and 2011 respectively.

Operating Expenses

Operating expenses declined significantly from $38,429 in the fiscal year 2011 to $10,671 for the fiscal year 2012.

This decline is attributable to the following key factors:

1.
In prior years, the Company outsourced the regulatory filing and other corporate services, these services cost approximately $9,000. During the fiscal year ended 2012, all these services were handled internally without cost.

2.
Professional fees went down from $24,525 in fiscal 2011 to $7,000 in fiscal 2012. The reduction in fees was due to the re-negotiation of audit fees, resulting in a decrease of approximately $9,000, as well as the elimination of external accounting services which used to cost approximately $9,000. These accounting activities are currently conducted internally.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended March 31, 2012 and 2011, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon third party loans to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

As of March 31, 2012, the Company had cash of $188. The Company's total assets decreased from $416 as of March 31, 2011 to $188. At March 31, 2012, total liabilities decreased from $150,367. This decrease is attributable to the reversal of the promissory note amounts due to a former CEO that were considered no longer payable. As of March 31, 2012, the Company had no outstanding debt other than ordinary trade payables, accrued liabilities, short term loans and stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Extraordinary Items

The extraordinary items are mainly comprised of thirteen promissory notes totaling $117,721. These notes were issued several years ago to a previous CEO of the Company. On April 23, 2012, the note holder absolved the Company from all obligations in relation to these notes.

As a result, the management decided to reverse the related liability as at March 31, 2012.

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

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $62,959 and a working capital deficiency of approximately $40,000 at March 31, 2012. The Company realized a net loss from operations of $10,671 and $38,429, respectively, for the years ended March 31, 2012 and 2011. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Net income (loss) per share: Basic loss per weighted average common share excludes dilution and is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 123).

Cash and Cash Equivalents: For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalent.

Income taxes: The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method. Topic 740 provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the period in which the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2012.

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

Webtradex International Corporation

Financial Statements for the Year Ended March 31, 2012 and 2011

F-1 (10)

HAMILTON P.C.

2121 S. Oneida St., Suite 312
Denver, CO  80224
P: (303) 548-8072
F: (888) 466-4216
ed@hamiltonpccpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Webtradex International Corporation
Toronto, ON, Canada

We have audited the accompanying balance sheet of Webtradex International Corporation, from March 31, 2012  and 2011, and the related consolidated statements of operations and comprehensive income, stockholders’ equity (deficit) and cash flows in the periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webtradex International Corporation as of March 31, 2012 and 2011 and the result of its operations and its cash flows for periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
June 15, 2012

F-2 (11)

Webtradex International Corporation
 (an exploration stage enterprise)
Balance Sheets

Year Ended March 31,	2012	2011

ASSETS CURRENT ASSETS
Cash	$188	$416
Total Current Assets	$188	$416
Total Assets	$188	$416

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,750	$13,042
Note payable (note 4)	-	107,721
Advances from stockholder (note 5)	35,422	19,604
Total current liabilities	$40,172	$140,367

LONG-TERM LIABILITIES
Total long-term liabilities	$-	$10,000
Total Liabilities	$40,172	$150,367
STOCKHOLDERS’ EQUITY (note 6)
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,510,000 issued and outstanding	$15,510	$15,510
Additional paid-in capital	5,090	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(62,959)	(172,926)
Total stockholders’ equity	$(39,984)	$(149,951)
Total Liabilities and Stockholders’ Equity	$188	$416

The accompanying notes are an integral part of the financial statements.

F-3 (12)

 Webtradex International Corporation
 (an exploration stage enterprise)
Statements of Operations

Year ended March 31,	2012	2011	Cumulative from February 23, 2005 (inception) to March 31, 2012
REVENUES	-	-	-
OPERATING EXPENSES:
General and administrative expenses	$3,671	$13,904	$45,230
Geological, mineral, prospecting costs	-	-	9,740
Interest Expense	-	-	3,665
Professional fees	7,000	24,525	124,962
Total expenses	$10,671	$38,429	$183,597
Net income (loss) before extraordinary items	$(10,671)	$(38,429)	$(183,597)
Extraordinary Items (Note 7)
Gain on disposition of debt	$120,638	$-	$120,638
Net income (loss)	$109,967	$(38,429)	$(62,959)
Other comprehensive income from abandonment of conversion rights	-	-	2,375
Comprehensive income (loss)	$109,967	$(38,429)	$(60,584)

Income (loss) per weighted average common share before extraordinary items	$0.00	$0.00
Income (loss) per weight average common share	$0.01	$0.00
Number of weighted average common shares outstanding	15,510,000	13,087,890

The accompanying notes are an integral part of the financial statements.

F-4 (13)

 Webtradex International Corporation
 (an exploration stage enterprise)
Statement of Shareholders’ Equity (Deficit)

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	AOCI	Total Stockholders' Equity

BEGINNING BALANCE, February 23, 2005	-	$-	$-	$-	$-	$-

Shares issued at $0.001	2,500,000	$2,500	$-	$-	$-	$2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	$7,750	$12,350	$(820)	$-	$19,280
Net loss	-	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	$7,750	$12,350	$(25,922)	$-	$(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	-	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	$7,753	$12,597	$(47,257)	$-	$(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	-	-	-	-	(250)	(250)
Net loss	-	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	$7,755	$12,845	$(69,601)	$(250)	$(49,251)
Net loss	-	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	$7,755	$12,845	$(102,044)	$(250)	$(81,694)
Net loss	-	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	$7,755	$12,845	$(134,497)	$2,375	$(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)	-	-	-
Net loss	-	-	-	(38,429)	-	(38,429)
BALANCE, March 31, 2011	15,510,000	$15,510	$5,090	$(172,926)	$2,375	$(149,951)
Net loss	-	-	-	109,967	-	109,967
ENDING BALANCE, March 31, 2012	15,510,000	$15,510	$5,090	$(62,959)	$2,375	$(39,984)

The accompanying notes are an integral part of the financial statements.

F-5 (14)

Webtradex International Corporation
 (an exploration stage enterprise)
Statement of Cash Flows

Year ended March 31,	2012	2011	Cumulative from February 23, 2005 (inception) to March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$109,967	$(38,429)	$(62,959)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(8,292)	(2,250)	207
(Increase) decrease in prepaid expenses	-	3,750	-
Net cash provided (used) by operating activities	$101,675	$(36,929)	$(52,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	$-	$-	$20,100
Proceeds from short term loans from shareholder	15,818	19,604	35,422
Proceeds from notes payable	-	-	119,425
Payments on notes payable	-	-	(5,000)
Decrease in notes payable	(117,721)	-	(117,721)
Net cash provided by financing activities	$(101,903)	$19,604	$52,226

Net increase (decrease) in cash	$(228)	$(17,325)	$188
CASH, beginning of year	416	17,741	-
CASH, end of period	$188	$416	$188

The accompanying notes are an integral part of the financial statements.

F-6 (15)

Webtradex International Corporation
 (an exploration stage enterprise)
Year ended March 31, 2012

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a chartered development stage corporation, which conducts business from its executive office in Toronto, Ontario, Canada.

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s year-end is March 31.

Use of estimates
The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial position and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

Net income (loss) per share
Basic loss per share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalent.

Income taxes
The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

F-7 (16)

Webtradex International Corporation
(an exploration stage enterprise)
Year ended March 31, 2012

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of March 31, 2012, the Company has an accumulated deficit amount of $62,959.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements will not have a material effect on the Company’s position and results of operations.

NOTE 4 – NOTES PAYABLE

The holder of all notes payable absolved the Company from all obligations relating to the notes as at March 31, 2012 and as a result, all the notes were canceled and the related liability reversed.

NOTE 5 – ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

As of March 31, 2012 and 2011, amounts due to related parties were $35,422 and $19,604, respectively.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

NOTE 6 – STOCKHOLDERS’ EQUITY

At March 31, 2012 and March 31, 2011, the Company has 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding.

NOTE 7 – EXTRAORDINARY ITEMS
	2012	2011

Notes payable (i)	$117,721	$-
Interest payable (ii)	2,917	-
	$120,638	$-

(i)
The Company entered into promissory notes totaling $117,721 with a former CEO. It was confirmed on April 23, 2012, that the note holder absolved the Company from all obligations in relation to these notes.

(ii)	The Company reversed the interest payable of $2,917. The interest related to a loan from a former CEO of the Company and was considered no longer payable during the fiscal year ended 2012.

F-8 (17)

Webtradex International Corporation
(an exploration stage enterprise)
Year ended March 31, 2012

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 34% for the reason set forth below for the years ended March 31:

	2012	2011
Income tax payable at statutory rate	$37,389	$(13,066)
Income tax benefit attributable to past losses	(37,389)	-
Valuation allowance	-	13,066
Net provision for federal income taxes	$-	$-

As at the year-end the Company had a net tax loss carried forward of $62,959 (2011: $172,926). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2027 and 2031.

NOTE 9 – SUBSEQUENT EVENTS

On May 2, 2012, the Company entered into a letter of intent to acquire all shares of Birthday Slam Corporation (“BSC”), an Ontario, Canada incorporated Private Corporation. The acquisition price is to be settled through the issuance of common share of the Company.

BSC is an internet start-up company which will encompass multiple tools and application that allow users to conduct activities related to birthdays such as send e-cards, create wish lists and purchase group gifts. The President of BSC is a shareholder of the Company.

The letter of intent will be binding only upon signing of an Agreement of Purchase and Sale between the Company and BSC, which is scheduled to occur on the date BSC raises $2 million.

No other subsequent events have occurred since March 31, 2012 that required recognition or disclosure in these financial statements.

F-9 (18)

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2012 or any interim period.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2012, our internal control over financial reporting and disclosure controls and procedures was effective based on those criteria.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Kam Shah	61	Chief Executive and financial Officer, Secretary and Director

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

Item 11. Executive Compensation
Mr. Kam Shah is our sole director and officer for the years ended March 31, 2012 and 2011 and received no compensation, restricted stock awards, long-term incentive plan payouts or other types of compensation during these years.

Compensation of Directors

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2012, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2012, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)
Jeffrey Robinson 2310 Paseo Del Prado # A206, Las Vegas, NV 89102 Kam Shah - sole director and Executive Officer 47 Avenue Road, Suite 200 Toronto, Ontario M5R 2G3	Common	5,000,000 Nil	32.24% Nil

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2012. As of March 31, 2012, there were 15,510,000 shares of our common stock issued and outstanding.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the fiscal years ended March 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2012	$7,000	none	none	none
2011	$16,000	none	none	none

We do not currently have a standing audit committee. The above services were approved by the Board.
In discharging its oversight responsibility as to the audit process, the Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed herewith.

	Report of Independent Registered Public Accounting Firm
	Balance Sheets at March 31, 2012 and 2011

	Statements of Operations for the years ended March 31, 2012 and 2011 and for the period from February 23, 2005 (Inception) to March 31, 2012
	Statements of Stockholders’ Equity (Deficit) for the period from February 23, 2005 (Date of Inception) to March 31, 2012
	Statements of Cash Flows for the years ended March 31, 2012 and 2011 and for the period from February 23, 2005 (Date of Inception) to March 31, 2012

	Notes to Financial Statements

2.	Financial Statement Schedules.

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

101
*The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2012 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBTRADEX INTERNATIONAL CORP

Date: June 15, 2012

By: /s/Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2012

/s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)