Form 10-Q
period 2012-08-03
WEBTRADEX INTERNATIONAL CORP
filed 2012-08-13
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2012

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

As of August 3, 2012, there were approximately 15,510,000 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

Webtradex International Corporation
(an exploration stage enterprise)
Balance Sheet

	30-Jun-12	31-Mar-12
ASSETS
CURRENT ASSETS
Cash	$86	188
Total Current Assets	86	188
Total Assets	86	188

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,313	4,750
Advances from stockholder (note 3)	37,500	35,422
Total current liabilities	41,813	40,172

Total Liabilities	41,813	40,172
STOCKHOLDERS’ EQUITY (note 5)
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,510,000 issued and outstanding	15,510	15,510
Additional paid-in capital	5,090	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(64,702)	(62,959)
Total stockholders’ equity	(41,727)	(39,984)
Total Liabilities and Stockholders’ Equity	$86	188

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Operations

Three months ended June 30,	2012	2011	Cumulative from February 23, 2005 (inception) to June 30, 2012
REVENUES	$-	$-	$-
OPERATING EXPENSES:
General and administrative expenses	$743	$737	$45,973
Geological, mineral, prospecting costs	-	-	9,740
Interest expense	-	-	3,665
Professional fees	1,000	1,000	125,962
Total expenses	$1,743	$1,737	$185,340
Net income (loss) before extraordinary items	$(1,743)	$(1,737)	$(185,340)
Extraordinary Items (Note 7)
Gain on disposition of debt	-	-	120,638
Net income (loss)	$(1,743)	$(1,737)	$(64,702)
Other comprehensive income from abandonment of conversion rights	-	-	2,375
Comprehensive income (loss)	$(1,743)	$(1,737)	$(62,327)

Income (loss) per weighted average common share before extraordinary items	(0.00)	(0.00)
Income (loss) per weighted average common share	(0.00)	(0.00)
Number of weighted average common shares outstanding	15,510,000	15,510,000

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Shareholders’ Equity (Deficit)

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, February 23, 2005	0	-	$-	$-	$-	$-

Shares issued at $0.001	2,500,000	2,500	-	-	-	2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	0	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	7,750	$12,350	$(820)	$-	$19,280
Net loss	0	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	$12,350	$(25,922)	$-	$(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	0	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	$12,597	$(47,257)	$-	$(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	0	-	-	-	(250)	(250)
Net loss	0	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	$12,845	$(69,601)	$(250)	$(49,251)
Net loss	0	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	$12,845	$(102,044)	$(250)	$(81,694)
Net loss	0	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	$12,845	$(134,497)	$2,375	$(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)
Net loss				(38,429)		(38,429)
BALANCE, March 31, 2011	15,510,000	15,510	$5,090	$(172,926)	$2,375	$(149,951)
Net loss	0	-	-	109,967	-	109,967
BALANCE, March 31, 2012	15,510,000	15,510	$5,090	$(62,959)	$2,375	$(39,984)
Net loss	0	-	-	(1,743)	-	(1,743)
ENDING BALANCE, June 30, 2012	15,510,000	15,510	5,090	(64,702)	2,375	(41,727)

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
(an exploration stage enterprise)
Statement of Cash Flows

Three months ended June 30,	2012	2011	Cumulative from February 23, 2005 (inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,743)	$(1,737)	$(64,702)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(437)	(9,125)	(230)
(Increase) decrease in prepaid expenses	-	-	-
Net cash provided (used) by operating activities	$(2,180)	$(10,862)	$(54,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Proceeds from short term loans from shareholder	2,078	11,284	37,500
Proceeds from notes payable	-	-	119,425
Payments on notes payable	-	-	(5,000)
Decrease in notes payable	-	-	(117,721)
Net cash provided by financing activities	$2,078	$11,284	$54,304

Net increase (decrease) in cash	(102)	422	86
CASH, beginning of year	188	416	-
CASH, end of period	$86	$838	$86

The accompanying notes are an integral part of the financial statements

Webtradex International Corporation
 (an exploration stage enterprise)
Three months ended June 30, 2012

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a chartered development stage corporation, which conducts business from its executive office in Toronto, Ontario, Canada.

The company recently acquired certain assets which it plans to develop as an interactive website, B’Wished, to generate business in a social ecommerce sector as more fully explained in Note 7.

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

It is management's opinion that all adjustments necessary for a fair statement of the results of the interim periods have been made, and all adjustments are of a normal recurring nature.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to develop its recently acquired assets (Note 7) and to fund its operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Webtradex International Corporation
(an exploration stage enterprise)
Three months ended June 30, 2012

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (continued)

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2012, the Company has an accumulated deficit amount of $64,702.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements will not have a material effect on the Company’s position and results of operations.

NOTE 4 – ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

As of June 30, 2012 and 2011, amounts due to related parties were $37,500 and $30,888, respectively.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

NOTE 5 – STOCKHOLDERS’ EQUITY

At June 30, 2012 and June 30, 2011, the Company has 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding.

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

Webtradex International Corporation
(an exploration stage enterprise)
Three months ended June 30, 2012

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, all intellectual property related to the development of “B’Wished” and ownership interest of 2.38% of Huubla, a privately held Copenhagen based Internet Company, at a total purchase price of $325, 000, payable by a secured note, bearing a 5% interest rate. The Company also assumed, as part of the purchase price, three BSC loans totaling $60,000 from non-related parties to be settled by the issuance of 400,000 restricted common shares of the Company.

B’Wished is being developed as an interactive website which will encompass multiple tools and applications that allow users to conduct activities related to birthdays such as send e-cards, create wish lists and purchase group gifts. The President of BSC is a shareholder of the Company.

No other subsequent events have occurred since June 30, 2012 that required recognition or disclosure in these financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

We were incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officer and director since inception and up to March 9, 2010 when Mr. Kam Shah became our sole president, secretary, treasurer and chief executive officer. Effective July 1, 2012, the Company appointed Mr. Jeff Coe as chief operating and investment officer to look after the commercial development of B’Wished, an asset acquired in July 2012 and also to help identify potential investors for equity funding.

The Company is a start-up, developmental stage company and has not yet generated or realized any revenues from business operations. The Company's business strategy originally focused on Chip claim exploration in Canada. In 2007 the Company decided to exit this business plan and seek a different plan.

After several months’ negotiations, the Company finally acquired, on July 17, 2012, all intellectual property related to the development of B’Wished, currently being developed and financed by Birthday Slam Corporation, an Ontario incorporated private company owned substantially by the key shareholders of Webtradex. All related URLs, designs, concepts and software codes are included in the purchase. Webtradex will assume the cost of financing going forward. B’Wished is expected to launch at the beginning of September 2012.The total purchase price is $325,000 payable by a secured note bearing a 5% interest rate. The Company also assumed as part of the purchase price, three BSC loans totaling $ 60,000 from non-related parties to be settled by the issuance of 400,000 restricted common shares of the Company. As part of the transaction, Webtradex has assumed an ownership interest of 2.38 % of Huubla, a privately held Copenhagen based Internet Company.

Webtradex must therefore raise cash from sources such as investments by others in the Company, borrowing from existing shareholders and through possible transactions with strategic or joint venture partners, to develop and commercially market B’Wished to generate revenues.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2012 and the audited financial statements and notes for the year ended March 31, 2012.

Business Plan and Strategy

As explained above, the Company now plans to commercially develop B’Wished. Based on the development work done to date, we believe that the website beta version should be operational by September 2012 and a commercial launch will soon follow. The Company also plans to develop certain interactive tools including personal profiling to attract more visitors and revenue. These planned activities are however subject to the Company being successful in raising the required capital either through a private placement or from the existing shareholders.

Results of operations
The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2012. For the period from inception through to the quarter ended June 30, 2012, the registrant recognized a net loss of $64,702.

The significant operating expenses for the three months ended June 30, 2012, included $743 in general and administrative expenses and $1,000 in professional fees. For the three months ended June 30, 2011, the significant expenses were $737 in general and administrative expenses and $1,000 in professional fees.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2012 and 2011, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional. In the event that we engage in any merger or other combination with an operating company, it is likely that we will have additional material commitments.

As of June 30, 2012, the Company had cash of $86. The Company's total assets decreased from $838 as of June 30, 2011 to $86. Total liabilities decreased from $152,526 as of June 30, 2011 to $41,813 as of June 30, 2012. This significant decline is, in majority, due to the reversal of the promissory notes totaling $117,721, due to a former CEO, that was considered no longer payable. As the note holder absolved the Company from all obligations in relation to these notes on April 23, 2012, the management decided to reverse the related liability as at March 31, 2012.

As of June 30, 2012, the Company had ordinary trade payables, accrued liabilities, short term loans and a stockholder loans. The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $64,702 and a working capital deficiency of approximately $41,727 at June 30, 2012, and net losses from operations of $1,743 and $1,737, respectively, for the years ended June 30, 2012 and 2011. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

PART II
OTHER INFORMATION

Item 1: Legal Proceedings
None.

Item 1A: Risk Factors
No material changes in previously disclosed risk factors presented in Form 10-K, filed on June 22, 2012.

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

Item 5: Other Information
None

Item 6: Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number      Descriptions
------------  -----------------------

10.6           Asset Purchase Agreement, incorporated herein by reference to Form 8-K filed on July 19, 2012.

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

Date:  August 3, 2012

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.