Form 10-Q/A
period 2012-09-18
WEBTRADEX INTERNATIONAL CORP
filed 2012-09-20
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q/A
Amendment No. 1

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No 
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Webtradex International Corporation, for the quarterly period ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 13, 2012. This amendment is being filed solely to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period provided by Rule 405 of Regulation S-T.

Included as Exhibit 101 to this report is the following information formatted in XBRL (eXtensible Business Reporting Language) interactive data files: (i) the unaudited Consolidated Balance Sheets as of June 30, 2012 and audited Consolidated Balance Sheets as of March 31, 2012, (ii) the unaudited Consolidated Statements of Operations and Comprehensive Loss for the three months ended June 30, 2012 and 2011, (iii) the unaudited Consolidated Statements of Cash Flows for the three months ended June 30, 2012 and 2011, and (iv) the unaudited Notes to Condensed Consolidated Financial Statements.

No other changes have been made to the Form 10-Q, and this Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosure made in the Form 10-Q.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.6	Asset Purchase Agreement, incorporated herein by reference to Form 8-K filed on July 19, 2012*.

31.1	Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Schema Document **

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	Definition Linkbase Document **

101.LAB	XBRL Label Linkbase Document **

101.PRE	XBRL Presentation Linkbase Document**

*   Previously filed.
** Furnished herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Webtradex International Corporation

By: /s/ Kam Shah

Kam Shah
Chief Executive Officer,
President and Chairman of the Board*

Date:  September 19, 2012

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.