Form 10-Q
period 2012-11-21
WEBTRADEX INTERNATIONAL CORP
filed 2012-11-21
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2012

 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORPORATION
[Missing Graphic Reference]
(Exact name of registrant as specified in its charter)

Nevada	99-0381956
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47 Avenue Road, Suite 200
Toronto, ON Canada M5R 2G3
[Missing Graphic Reference]
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (416) 929-1806

[Missing Graphic Reference]

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

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

As of November 21, 2012, there were approximately 15,910,000 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

INDEX

PART I	FINANCIAL INFORMATION
Item 1	Condensed Financial Statements
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosures about Market Risk
Item 4	Controls and Procedures

PART II	OTHER INFORMATION
Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults upon Senior Securities
Item 4	Mine Safety Disclosures
Item 5	Other Information
Item 6	Exhibits
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	F-2

Condensed Statements of Operations	F-3

Condensed Statements of Cash Flows	F-4

Notes to Condensed Financial Statements	F-5

Webtradex International Corporation
(a development stage enterprise)
Condensed Balance Sheets

	30-Sep-12	31-Mar-12
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$8,086	$188
Total Current Assets	8,086	188
Intangible assets	247,384	-
Goodwill	185,500	-
Total Assets	440,970	188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$26,346	$4,750
Advances from stockholder	92,370	35,422
Note Payable (Note 6)	325,000	-
Total Current Liabilities	443,716	40,172
Total Liabilities	443,716	40,172

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,910,000 and 15,510,000 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	15,910	15,510
Additional paid-in capital	65,190	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the pre-exploration stage	(86,221)	(62,959)
Total Stockholders’ Deficit	(2,746)	(39,984)
Total Liabilities and Stockholders’ Deficit	$440,970	$188

The accompanying notes are an integral part of the condensed financial statements.

Webtradex International Corporation
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Three months		Six months
	2012	2011	2012	2011	Cumulative from February 23, 2005 (inception) to September 30, 2012
REVENUES	$-	$-	$-	$-	$-
OPERATING EXPENSES:
General and administrative expenses	4,292	114	5,056	851	50,286
Professional Fees	13,297	1,000	14,297	2,000	139,258
Geological, mineral, prospecting costs	-	-	-	-	9,740
Exchange Gain or Loss	592	-	571	-	571
Total expenses	18,181	1,114	23,262	(66)	199,855
Income (loss) from operations	(18,181)	(1,114)	$(22,923)	(2,851)	(199,855)
Interest expense	3,339	(2,917)	3,339	(2,917)	7,004
Net income (loss) before extraordinary items	(21,520)	1,803	(23,262)	66	(206,859)
Extraordinary Items
Gain on disposition of debt	-	-	-	-	120,638
Net income (loss)	(21,520)	1,803	(23,262)	66	(86,221)
Other comprehensive income from abandonment of conversion rights	-	-	-	-	2,375
Comprehensive income (loss)	$(21,520)	$1,803	$(23,262)	$66	$83,846

Income (loss) per weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	15,536,087	15,510,000	15,523,115	15,510,000

The accompanying notes are an integral part of the condensed financial statements.

Webtradex International Corporation
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)
Six months ended September 30,	2012	2011	Cumulative from February 23, 2005 (inception) to September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,262)	$66	$(86,221)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	21,596	(12,042)	21,803
	-	-	-
Net cash (used) by operating activities	(1,666)	(11,976)	(53,704)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Goodwill and Intangible assets	(47,384)	-	(47,384)
Net cash (used in) investing activities	(47,384)	-	(47,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	0	-	20,100
Advances from stockholder	56,948	12,278	92,371
Proceeds from notes payable	-	-	119,425
Notes payable	325,000	-	320,000
Payments on notes payable	-	-	(117,721)
Net cash provided by financing activities	381,948	12,278	434,175

Net increase in cash	7,898	302	8,086
CASH, beginning of year	188	416	-
CASH, end of period	$8,086	$718	$8,086

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$60,500	$-	$60,500
Intangibles acquired for debt	$385,500	$-	$385,500

The accompanying notes are an integral part of the condensed financial statements.

Webtradex International Corporation
(a development stage enterprise)
September 30, 2012

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a development stage corporation, and operates from its executive office in Toronto, Ontario, Canada.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 4). The company plans to complete the design and development of this web site and to launch it commercially within a few months.

(B)	Basis of Presentation

The unaudited interim financial statements as of and for the three months and six months ended September 30, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

(C)	Summary of Significant Accounting Policies

The accounting policies adopted for the preparation of these financial statements are same as those applied for the Company’s audited financial statements for the fiscal year ended March 31, 2012, except for the following policies which have been adopted during the period ended September 30, 2012:

(D)	Goodwill and other Intangible assets

The Company evaluates goodwill for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Goodwill is tested for impairment by first comparing the book value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of goodwill and the carrying value. The fair value of the reporting units is estimated using discounted cash flows. Forecasts of future cash flows are based on management’s best estimate of future net sales and operating expenses, based primarily on estimated category expansion, market segment share and general economic conditions.

(E)	Revenue Recognition

The Company’s key revenue source is expected to be a percentage commission receivable from ultimate sellers with whom the Company enters into definite affiliate program. The Company is not responsible for holding any inventories nor does it have any latitude in establishing prices. Commission received from sellers and similar amounts earned through other seller sites are recognized when items are sold by sellers and our collectability is reasonably assured. We record an allowance for estimated refunds on such commission using historical experience.

Webtradex International Corporation
(a development stage enterprise)
September 30, 2012

NOTES TO CONDENSED FINANCIAL STATEMENTS

(F)	Technology and Content

Technology and content costs consist principally of consulting fees involved in application development, editorial content and system support. These costs are directly incurred on website – B’Wished – development and applications supporting our business and are capitalized until the commencement of commercial applications and thereafter expensed as per ASC 350-50. The capitalized costs will be amortized over five years on commencement of commercial application.  Technology and content costs are included in intangible assets.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to develop its recently acquired assets (Note 4) and to fund its operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2012, the Company has an accumulated deficit amount of $86,221.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements, although for the current filing date, will not have a material effect on the Company’s position and results of operations may have effects in future.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02,Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment(ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If a greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed.

ASU 2012-02 is effective for the Company in its first quarter of fiscal 2014 but is eligible for early adoption. The Company has not yet evaluated the effect of this updated standard will have on its financial statements.

Webtradex International Corporation
(a development stage enterprise)
September 30, 2012

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, acquired assets comprising a website and related applications for commercial use under development and an investment in a non-related Danish Corporation, Huubla, at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development “B’Wished”, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The purchase price includes a $325,000 note payable, bearing a 5% interest rate and assumed four BSC loans totaling $60,500 from non-related parties to be settled by the issuance of 400,000 restricted common shares of the Company.

The primary reason for this acquisition was to enable the Company to engage in revenue generating business activities.

There were no other acquisition-related costs. The total consideration transferred by the Company in connection with the acquisition is summarized in the following table:

The table below represents identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Allocation:
Goodwill	$ 185,500
Intangible assets - consisting of B’Wished technology and content	200,000
$385,500

The fair value of the investment in Huubla, on the date of the acquisition, was considered nil since the management was unable to confirm a good title of investment.

We are currently finalizing these transactions and have not yet identified any intangible items which qualify for separate disclosure and accounting apart from goodwill.  When the transaction is finalized this may affect the valuation of the fair values disclosed above.

Intangible Assets

The following were the movements in the intangible assets:

Six months to September 30, 2012
Balance at April 1, 2012	-
Acquired on July 17, 2012	200,000
Development costs incurred	47,384
Balance at September 30, 2012	247,384

Development costs comprised fees paid to various consultants for content developments, design and editorial work on B’Wished website.

Since the B’Wished site is still under development stage, no impairment assessment was considered necessary  for both the Goodwill and Intangible assets at this stage.

NOTE 5 – ADVANCES FROM STOCKHOLDER

	September 30, 2012	March 31, 2012
Balance, beginning of period	$35,422	$19,604
funds advanced	56,948	15,818
Balance, end of period	$92,370	$35,422

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

NOTE 6 – NOTE PAYABLE

Note payable, maturing on or before July 17, 2013, was issued to BSC as part of the purchase price for acquiring certain assets as explained in Note 4. The Note is secured by all assets acquired under the Asset Purchase Agreement dated July 11, 2012, carrying interest at 5% payable on maturity.

Total interest accrued on this note payable as of September 30, 2012 is $3,339.

NOTE 7 – STOCKHOLDERS’ EQUITY

At September 30, 2011, the Company had 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. During the interim period ended September 30, 2012, the Company issued 400,000 shares of common stock as a part of the purchase agreement for the acquisition of the assets of BSC (Note 4). The Company has a total of 15,910,000 common shares issued and outstanding as of September 30, 2012.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which the management of Webtradex International Corporation ("the Company" or "Webtradex") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended March 31, 2012 which is incorporated herein by reference.

Overview

Webtradex is a publicly listed company traded on the US OTCBB under the symbol ZDVN. Incorporated on February 23, 2005, under the laws of the state of Nevada, Webtradex is a development stage corporation which conducts business from its executive office in Toronto, Canada. We have had several changes in our officers and directors since inception and up to March 9, 2010, when Mr. Kam Shah became our sole president, secretary, treasurer and chief executive officer. The Company briefly appointed a chief operating and investment officer in July 2012 but his services were terminated in September 2012 after realising that these services did not add any value to the Company’s efforts in developing a viable business.

Webtradex’s current business strategy involves developing a social website aiming at driving traffic for various sellers of products and services which can generate revenue through commission from the associated sellers and advertisement sand other related sources for the Company. The Company has not yet generated or realized any revenues from business operations.

In July 2012, the Company acquired all intellectual property related to the development of B’Wished, including all related URLs, designs, concepts and software codes, from Birthday Slam Corporation, which it plans to use in the continuous development of an interactive website, B’Wished (www.b-wished.com), and generate business in the social e-commerce sector. This is more fully explained later in this report.

Business Plan and Strategy

B´Wished is an interactive, social website dedicated to helping its visitors find the perfect gift for someone on any occasion. By combining social media with e-commerce, B’Wished fills an important gap in the increasingly popular social shopping industry. Through an emphasis on what a person wants instead of what companies offer, B’Wished will enhance the personal satisfaction experienced through giving.

As explained above, the Company is working towards commercially developing B’Wished. Based on the development work done to date, we believe that the website beta version should be operational within the next few months and a commercial launch will soon follow. The Company also plans to develop certain interactive tools including personal profiling to attract more visitors and revenue. These planned activities are however subject to the Company being successful in raising the required capital either through a private placement or from the existing shareholders.

Results of Operations

The Company did not have any operating income since its inception on February 23, 2005 through to September 30, 2012. For the period from inception through to the quarter ended September 30, 2012, the registrant recognized a net loss of $86,221.

Operating expenses for the three and six months ended September 30, 2012 increased significantly from those for the three and six months ended September 30, 2011. The increase from approximately $2,800 in the 2011 period to $23,000 in the 2012 period was due mainly to the appointment of a chief operating and investment officer during the three months ended September 30, 2012, as more fully explained below.

Professional Fees

The fees for the three and six months ended September 30, 2012 consisted of $1,000 per quarter charged by the independent accountant and the balance of fees were paid to a consultant who acted as chief operating and investment officer. The contract with this consultant was terminated on September 13, 2012.

Professional fees for the same period in the previous fiscal year comprised only of the fees charged by an independent accountant.

The company’s CEO currently does not charge any fees.

Fees charged during the 2013 fiscal period by programmers and other consultants directly involved in the development of the B’Wished website were capitalized as explained under the ‘Intangible Asset’ section of this report.

Acquisition of new business, intangibles and goodwill

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, acquired assets comprising a website and related applications for commercial use under development and an investment in non-related Danish Corporation, Huubla, at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The purchase price includes a $325,000 note payable, bearing a 5% interest rate and assumed four BSC loans totaling $60,500 from non-related parties to be settled by the issuance of 400,000 restricted common shares of the Company.

The primary reason for this acquisition was to enable the Company to engage in revenue generating business activities.

There were no other acquisition-related costs. The total consideration transferred by the Company in connection with the acquisition is summarized in the following table:

The table below represents identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Allocation:
Goodwill	$ 185,500
Intangible assets - consisting of B’Wished technology and content	200,000
$385,500

The fair value of the investment in Huubla, on the date of the acquisition, was considered nil since the management was unable to confirm a good title to this investment.

We are currently finalizing these transactions and have not yet identified any intangible items which qualify for separate disclosure and accounting apart from goodwill.  When the transaction is finalized this may affect the valuation of the fair values disclosed above

Intangible Assets

The Company acquired various URLs, concepts and design work related to B’Wished web site which also included certain content development. Further development costs were incurred since acquisition totalling to $ 47,384 which were capitalized up to September 30, 2012

Development costs comprised fees paid to various consultants for content developments, design and editorial work on B’Wished website.

Since the B’Wished site is still under development stage, no impairment assessment was considered necessary for both the Goodwill and Intangible assets at this stage.

The Company entered into affiliation agreements with Amazon.com, Florist One and Toys R Us and continues to seek more partners whose products and services will be promoted to the visitors to the B’Wished Website.  The affiliation does not involve any commitments on either party except that when a sale is generated through B’Wished website with any of the affiliated partners, the Company will be entitled to a commission fixed as a percentage of the value of the sales, B’Wished web site has not yet become operational and hence no commission has been earned  to-date.

Financial Condition,

For the three and six months ended September 30, 2012 and 2011, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

As of September 30, 2012, the Company had cash of $8,086, an increase of $7,368 from the cash balance as of September 30, 2011. Total liabilities increased from $150,603 at September 30, 2011 to $443,716 at September 30, 2012. This increase is attributable to additional borrowing to pay expenses as well the $325,000 note payable, bearing 5% interest, due to BSC as payment for the assets acquired.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Interest Expense

As a result of the acquisition of certain assets from BSC, the total purchase price of $385,500 includes a $325,000 note payable, bearing a 5% interest rate maturing on or before July 17, 2013.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4 - Controls and Procedures

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
The Company issued 400,000 shares in satisfaction of $60,500 loan payable.

Item 3: Defaults upon Senior Securities
None

Item 4: Mine Safety Disclosures
None

Item 5: Other Information
None

Item 6: Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit
Number      Descriptions
------------  -----------------------

10           Asset purchase agreement (incorporated by reference to 8-K filed on July 19, 2012)

31.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  November 21, 2012

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.