Form 10-Q
period 2013-02-19
WEBTRADEX INTERNATIONAL CORP
filed 2013-02-19
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2012

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

As of February 19, 2012, there were approximately 15,915,000 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Condensed Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	F-2

Condensed Statements of Operations	F-3

Condensed Statements of Cash Flows	F-4

Notes to Condensed Financial Statements	F-5

Webtradex International Corporation
(a development stage enterprise)
Condensed Balance Sheets

	31-Dec-12	31-Mar-12
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,154	$188
Total Current Assets	2,154	188
Intangible assets	299,812	-
Goodwill	185,500	-
Total Assets	487,466	188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$40,547	$4,750
Advances from stockholder	141,670	35,422
Note Payable	325,000	-
Total Current Liabilities	507,217	40,172
Total Liabilities	507,217	40,172

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,910,000 and 15,510,000 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively	15,910	15,510
Additional paid-in capital	65,190	5,090
Accumulated other comprehensive income	2,375	2,375
Deficit accumulated during the development stage	(103,226)	(62,959)
Total Stockholders’ Deficit	(19,751)	(39,984)
Total Liabilities and Stockholders’ Deficit	$487,466	$188

The accompanying notes are an integral part of the condensed financial statements.

Webtradex International Corporation
(a development stage enterprise)
Condensed Statements of Operations
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011	Cumulative from February 23, 2005 (inception) to December 31, 2012
REVENUES	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES:
General and administrative expenses	4,325	1,564	9,380	2,415	54,611
Professional Fees	(4,824)	1,000	9,473	3,000	134,434
Consulting Fees	11,000	-	11,000	-	11,000
Geological, mineral, prospecting costs	-	-	-	-	9,740
Total expenses	10,501	2,564	29,853	5,415	209,785
Loss from operations	(10,501)	(2,564)	(29,853)	(5,415)	(209,785)
Gain on disposition of debt	-	-	-	-	120,638
Interest expense	(4,096)	-	(7,435)	2,917	(11,100)
Net Loss	(14,597)	(2,564)	(37,288)	(2,498)	(100,247)
Exchange Loss	(2,408)	-	(2,979)	-	(2,979)
Other comprehensive income from abandonment of conversion rights	-	-	-	-	2,375
Comprehensive income (loss)	(17,005)	(2,564)	(40,267)	(2,498)	(100,851)

Income (loss) per weighted average common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Number of weighted average common shares outstanding	15,723,044	15,510,000	15,652,546	15,510,000

The accompanying notes are an integral part of the condensed financial statements.

Webtradex International Corporation
(a development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)

Nine months ended December 31,	2012	2011	Cumulative from February 23, 2005 (inception) to December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(40,267)	(2,498)	(103,226)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	-	-	500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	35,797	(11,442)	36,004
(Increase) in prepaid expenses		(250)	-
Net cash (used) by operating activities	(4,470)	(14,190)	(56,508)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Goodwill and Intangible assets	(99,812)	-	(99,812)
Net cash (used) by investing activities	(99,812)	-	(99,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	106,248	14,176	141,670
Proceeds from notes payable	-	-	119,425
Payments on notes payable	-	-	(122,721)
Net cash provided by financing activities	106,248	14,176	158,474

Net increase in cash	1,966	(14)	2,154
CASH, beginning of year	188	416	-
CASH, end of period	2,154	402	2,154

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$60,500	$ -	$60,500
Intangibles acquired for debt	$385,500	$ -	$385,500

The accompanying notes are an integral part of the condensed financial statements.

Webtradex International Corporation
(a development stage enterprise)
December 31, 2012

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Business Description
Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a development stage corporation, and operates from its executive office in Toronto, Ontario, Canada.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 4). The company plans to complete the design and development of this web site and to launch it commercially as soon as possible.

(B)	Basis of Presentation

The unaudited interim financial statements as of and for the three months and nine months ended December 31, 2012 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

(C)	Summary of Significant Accounting Policies

The accounting policies adopted for the preparation of these financial statements are same as those applied for the Company’s audited financial statements for the fiscal year ended March 31, 2012, except for the following policies which have been adopted during the nine month period ended December 31, 2012:

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

(G)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  Assets and liabilities recorded in currencies other than US dollars are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and revenues, expenses, gains and losses shall be translated at the exchange rate on the dates on which these elements are recognized, or if found to be impractical, the average exchange rate for the period may be used to translate these elements.  Adjustments that arise from translation into the reporting currency are recorded as an exchange gain or loss to be included in net income.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of December 31, 2012, the Company has an accumulated deficit amount of $103,226.

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

There were no other acquisition-related costs. The total consideration transferred by the Company in connection with the acquisition is summarized in the following table:

The table below represents identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Allocation:
Goodwill	$ 185,500
Intangible assets - consisting of B'Wished technology and content	200,000

$ 385,500

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

Intangible Assets:

The following were the movements in the intangible assets:

Nine months to December 31, 2012
Balance at April 1, 2012	$ -
Acquired on July 17, 2012	200,000
Development costs incurred	99,812
Balance at December 31, 2012	$ 299,812

Development costs comprised fees paid to various consultants for content developments, design and editorial work on B’Wished website.

Since the B’Wished site is still under development stage, no impairment assessment was considered necessary  for both the Goodwill and Intangible assets at this stage.

NOTE 5 – ADVANCES FROM STOCKHOLDER

	December 31, 2012	March 31, 2012
Balance, beginning of period	$ 35,422	$ 19,604
funds advanced	106,248	15,818
Balance, end of period	$ 141,670	$ 35,422

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

Total interest accrued on this note payable as of December 31, 2012 is $7,435.

NOTE 7 – STOCKHOLDERS’ EQUITY

At December 31, 2011, the Company had 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. During the nine month period ended December 31, 2012, the Company issued 400,000 shares of common stock as a part of the purchase agreement for the acquisition of the assets of BSC (Note 4). The Company has a total of 15,910,000 common shares issued and outstanding as of December 31, 2012.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which the management of Webtradex International Corporation ("the Company" or "Webtradex") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the Company's financial statements and the notes to financial statements, which are included in this report as well as the Company's Annual Report on Form 10-K for the year ended March 31, 2012, as well as the Company’s Quarterly Reports on Form 10-Q for the interim period ended June 30, 2012 and the interim period ended September 30, 2012, which is incorporated herein by reference.

Overview

Webtradex is a publicly listed company traded on the US OTCBB under the symbol ZDVN. Incorporated on February 23, 2005, under the laws of the state of Nevada, Webtradex is a development stage corporation which conducts business from its executive office in Toronto, Canada. We have had several changes in our officers and directors since inception and up to March 9, 2010, when Mr. Kam Shah became our sole president, secretary, treasurer and chief executive officer. The Company briefly appointed a chief operating and investment officer in July 2012 but his services were terminated in September 2012 upon realization that these services did not add any value to the Company’s efforts in developing a viable business.

Webtradex’s current business strategy involves developing a social website aiming at driving traffic for various sellers of products and services which can generate revenue through commission from the associated sellers and advertisements, as well as other related sources for the Company. The Company has not yet generated or realized any revenues from business operations.

In July 2012, the Company acquired all intellectual property related to the development of B’Wished, including all related URLs, designs, concepts and software codes, from Birthday Slam Corporation, which it plans to use in the continuous development of an interactive website, B’Wished, and generate business in the social e-commerce sector.

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

As explained above, the Company is working towards commercially developing B’Wished. Based on the development work done to date, the website beta version is complete and continues to be updated with new features. A commercial launch will soon follow. The Company also plans to develop certain interactive tools including personal profiling in an effort to attract more visitors and revenue. These planned activities are however subject to the Company being successful in raising the required capital either through a private placement or from the existing shareholders.

Results of Operations

The Company did not have any operating income since its inception on February 23, 2005 through to December 31, 2012. For the period from inception through to the quarter ended December 31, 2012, the registrant recognized a net loss of $103,226.

Operating expenses for the three and nine months ended December 31, 2012 increased significantly from those for the three and nine months ended September 30, 2011. The increase from approximately $5,400 in the 2011 period to $39,600 in the 2012 period was due mainly to the appointment of a chief operating and investment officer, as well as fees paid to consultants, during the nine month period ended December 31, 2012, as more fully explained below.

Professional Fees

The fees for the three and nine months ended December, 2012 consisted of approximately $1,500 per quarter charged by the independent accountant and the balance of fees were paid to a consultant who acted as chief operating and investment officer. The contract with this consultant was terminated on September 13, 2012.

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

Interest Expense

Interest expense for the nine month period ended December 31, 2012 totalled $7,435, and was nil for the period ended December 31, 2011.

This interest was accrued as a result of a $325,000 note payable, maturing on or before July 17, 2013, which was issued to BSC as part of the purchase price for acquiring certain assets, as explained further in the Acquisition of new business, intangibles and goodwill section of this report. The Note is secured by all assets acquired under the Asset Purchase Agreement.

The Note bears a 5% interest rate. The interest is accrued quarterly as is payable on maturity.

Financial Condition,

For the three and nine months ended December 31, 2012 and 2011, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

As of December 31, 2012, the Company had cash of $2,154, an increase of $1,752 from the cash balance as of December 31, 2011. Total liabilities increased from $153,101 at December 31, 2011 to $507,217 at December 31, 2012. This increase is attributable to additional borrowing to pay expenses as well the $325,000 note payable, bearing 5% interest, due to BSC as payment for the assets acquired.

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

There were no other acquisition-related costs. The total consideration transferred by the Company in connection with the acquisition is summarized in the following table:

The table below represents identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Allocation:
Goodwill	$ 185,500
Intangible assets - consisting of B'Wished technology and content	200,000

$ 385,500

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

Intangible Assets:

The Company acquired various URLs, concepts and design work related to the B’Wished website which also included certain content development. Since the acquisition, development costs incurred total $99,812, which have been capitalized up to and including December 31, 2012.

Development costs are comprised of fees paid to various consultants for content developments, design and editorial work on the B’Wished website.

The B’Wished website is still under development, as technical work continues on building and upgrading various features. Management, at the current stage, intends to complete and prepare the website for commercial launch. Management therefore believes that there is no impairment in the recorded values of the goodwill and intangible assets.

The Company entered into agreements with various affiliate partners and continues to seek out additional partners whose products and services will be promoted to the visitors of the B’Wished website.  The affiliation does not involve any commitments on either party except that when a sale is generated through the B’Wished website with any of the affiliated partners, the Company will be entitled to a commission fixed as a percentage of the value of the sales. The B’Wished website has not yet become fully operational and hence to-date, no commission has been earned.

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
101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  February 19, 2013

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.