Form 10-K
period 2013-03-31
WEBTRADEX INTERNATIONAL CORP
filed 2013-07-09
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-127389

WEBTRADEX INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada	99-0381956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Avenue Road, Suite 200, Toronto, Ontario, Canada (Address of principal executive offices)	M5R 2G3 (Zip Code)

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No 

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☑   No 

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer 	Accelerated filer 

Non-accelerated filer 	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  No ☑

Of the 15,943,300 shares of voting stock of the registrant issued and outstanding as of March 31, 2013, 9,743,300 shares were held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates of the registrant computed by reference to the closing bid price of its Common Stock as reported on the OTC Bulletin Board on June 15, 2013: $2,143,526

Transitional Small Business Disclosure Format (check one): Yes     No ☑

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

The Company is a developmental stage corporation and has not yet generated or realized significant revenues from business operations.

Webtradex’s current business strategy involves developing a social website aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company.

In July 2012, the Company acquired all intellectual property related to the development of B’Wished, including all related URLs, designs, concepts and software codes which it plans to use in the continuous development of an interactive website - B’Wished - and generate business in the social e-commerce sector.

The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2013. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. This is because the Company has not yet generated significant revenues. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2013, the Company employed no full time and no part time employees.  Hiring employees over the next twelve months will depend on the continued implementation of the current business strategy and if the required funds are raised.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

The Company’s current executive offices are at 47 Avenue Road, Suite 200, Toronto, Ontario Canada M5R 2G3.  We pay no rent or other fees for the use of the mailing address as this office is leased by a company where the CEO has his office.

The Company also shares a 500 sq. foot corporate office in central Barcelona, Spain located on Calle de Beethoven, 12, 1st floor, rented on a month to month basis. We believe that the foregoing space is adequate to meet our current needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and issuer purchases of equity securities

(a)  Market Information. There is no established trading market in our Common Stock.  The Company's common stock is traded only on the OTC Bulletin Board (OTC: ZDVN).

(b)  Holders.  As of March 31, 2013, there were approximately thirty-three (33) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED MARCH 31, 2013 AND 2012

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through to March 31, 2013. For the period from inception through to the year ended March 31, 2013, the registrant recognized an accumulated deficit of $108,842.

Net Operating Revenues

There was no significant operating revenue for the twelve months ended March 31, 2013, and 2012 respectively.

Operating Expenses

Operating expenses for the year ended March 31, 2013 increased significantly from those for the fiscal year 2012. The increase from approximately $10,671 in the 2012 period to $34,441 in the 2013 period was due mainly to the fees paid to consultants, web developers and designers due to further development work carried out on the B’Wished project, during the year-end March 31, 2013, as more fully explained below.
Professional Fees

The fees for the year ended March 31, 2013 consisted of approximately $4,000 charged by the independent accountant for services rendered over the fiscal year, $600 in fees charged by a tax preparer for the Company’s tax returns since inception and approximately $6,000  paid to a consultant who acted as chief operating and investment officer. The contract with this consultant was terminated on September 13, 2012.
Professional fees for the same period in the previous fiscal year comprised only of the fees charged by an independent accountant.

For the year ended March 31, 2013, consulting fees incurred for services in the implementation of the B’Wished business plan was $11,000 compared to $0 consulting fees in the year ended March 31, 2012.

The company’s CEO currently does not charge any fees.

General and administrative expenses were $13,368 for fiscal year 2013 compared to $3,671 in fiscal year 2012.  The increase was primarily due to rent and other expenses incurred in the operations of the B’Wished business plan.

Costs incurred  during the 2013 fiscal period by programmers and other consultants directly involved in the development of the B’Wished website were capitalized as explained under the ‘Intangible Asset’ section of this report.

Interest Expense

Interest expense for the year ended March 31, 2013 totalled $11,442, and was nil for the period ended March 31, 2012.

This interest was accrued on $325,000 note payable, maturing on or before July 17, 2013, which was issued to the vendor, Birthday Slam Corporation (“BSC”) as part of the purchase price for acquiring certain assets, as explained further in the Acquisition of new business, intangibles and goodwill section of this report. The Note is secured by all assets acquired under the Asset Purchase Agreement.

The Note bears a 5% interest rate. The interest is accrued quarterly and is payable on maturity.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended March 31, 2013 and 2012, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.

As of March 31, 2013, the Company had cash of $3,657. The Company's total assets increased from $188 as of March 31, 2012 to $506,173. Total liabilities increased from $40,172 at March 31, 2012 to $528,301 at March 31, 2013. This increase is attributable to additional borrowing to pay expenses as well the $325,000 note payable, bearing 5% interest, due to BSC as payment for the assets acquired.

The Company had a net operating cash outflow of approximately $3,000 and capitalized cash outflow of approximately $117,000. These were funded from the advances from a stockholder.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Acquisition of new business, intangibles and goodwill

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, which is owned by a shareholder of the Company, assets comprising of a website and related applications for commercial use under development at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

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

The table below represents identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Allocation:
Goodwill	$ 185,500
Intangible assets – consisting of B’Wished technology and content	200,000
$385,500

Intangible Assets:

The Company acquired various URLs, concepts and design work related to the B’Wished website which also included certain content development. Since the acquisition, direct development costs incurred total $117,016, which have been capitalized up to and including March 31, 2013.

Development costs were comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The B’Wished website is still under development, as technical work continues on building and upgrading various features to complete and prepare the website for commercial launch. A detailed completion program has been adopted which will extend over a seven week period. The key shareholders have indicated their willingness to support the financing of the proposed development work. The Company intends to commence and complete the development work immediately upon availability of the required financing, estimate to be under $20,000 and launch the website commercially before the end of 2013.

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

The Company’s management adopts the position that, as at March 31, 2013, there were no indicators of any permanent impairment in both the intangible assets and goodwill.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated  deficit of $108,842 and a working capital deficiency of approximately $525,000 at March 31, 2013. The Company realized a net loss from operations of $34,441 and $10,671, respectively, for the years ended March 31, 2013 and 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

The Company’s key revenue source is expected to be a percentage of commissions receivable from ultimate sellers with whom the Company enters into definite affiliate program. The Company is not responsible for holding any inventories nor does it have any latitude in establishing prices. Commission received from sellers and similar amounts earned through other seller sites are recognized when items are sold by sellers and their collectability is reasonably assured. The Company records an allowance for estimated refunds on such commission using historical experience.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2013.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative disclosures about market risk.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See the index to the Financial Statements below, beginning on page F-1.

Webtradex International Corporation

Financial Statements for the Year Ended March 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Webtradex International Corporation

We have audited the accompanying balance sheet of Webtradex International Corporation as of March 31, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Webtradex International Corporation as of March 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has limited established sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC
June 14, 2013
Las Vegas, Nevada

Webtradex International Corporation
 (A development stage enterprise)
Balance Sheets

		31-Mar-13	31-Mar-12

ASSETS
CURRENT ASSETS
Cash		$3,657	$188
Total Current Assets		3,657	188
Intangible assets		317,016	-
Goodwill		185,500	-
Total Assets	S	506,173	$188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$42,459	$4,750
Advances from stockholder		160,842	35,422
Note payable		325,000	-
Total Current Liabilities		528,301	40,172
Total Liabilities		528,301	40,172

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,510,000 shares issued and outstanding at March 31, 2013 and March 31, 2012, respectively		15,943	15,510
Additional paid-in capital		70,157	5,090
Accumulated other comprehensive income		614	2,375
Deficit accumulated during the pre-exploration stage		(108,842)	(62,959)
Total Stockholders’ Deficit		(22,128)	(39,984)
Total Liabilities and Stockholders’ Deficit		$506,173	$188

The accompanying notes are an integral part of the financial statements.

 Webtradex International Corporation
(A development stage enterprise)
Statements of Operations

Year ended March 31,	2013	2012	Cumulative from February 23, 2005 (inception) to March 31, 2013
REVENUES	$ -	$ -	$ -

OPERATING EXPENSES:
General and administrative expenses	13,368	3,671	58,598
Professional Fees	10,073	7,000	135,035
Consulting Fees	11,000	-	11,000
Geological, mineral, prospecting costs	-	-	9,740
Total expenses	34,441	10,671	214,373
Loss from operations	(34,441)	(10,671)	(214,373)
Gain on disposition of debt	-	120,638	120,638
Interest expense	(11,442)	-	(15,107)
Net income (loss)	(45,883)	109,967	(108,842)
Other comprehensive income	(1,761)	-	614
Comprehensive income (loss)	$ (47,644)	$ 109,967	$ (108,228)

Income (loss) per weighted average common share	(0.00)	0.01
Number of weighted average common shares outstanding	15,723,052	15,510,000

The accompanying notes are an integral part of the financial statements.

 Webtradex International Corporation
(A development stage enterprise)
Statement of Shareholders’ Equity (Deficit)

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre-exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, February 23, 2005	-	$ -	$ -	$ -	$ -	$ -
Shares issued at $0.001	2,500,000	2,500	-	-	-	2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	-	19,280
Net loss	-	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	-	(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	-	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	-	(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	-	-	-	-	(250)	(250)
Net loss	-	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	-	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	-	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	12,845	(134,497)	2,375	(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)	-	-	-
Net loss	-	-	-	(38,429)	-	(38,429)
BALANCE, March 31, 2011	15,510,000	15,510	5,090	(172,926)	2,375	(149,951)
Net loss	-	-	-	109,967	-	109,967
BALANCE, March 31, 2012	15,510,000	15,510	5,090	(62,959)	2,375	(39,984)
Shares issued for debt settlement	400,000	400	60,100	-	-	60,500
Shares issued for services	33,300	33	4,967	-	-	5,000
Net loss	-	-	-	(45,883)	(1,761)	(47,644)
ENDING BALANCE, March 31, 2013	15,943,300	$15,943	$70,157	($108,842)	$ 614	($22,128)

The accompanying notes are an integral part of the financial statements.

Webtradex International Corporation
 (A development stage enterprise)
Statement of Cash Flows

Year ended March 31,	2013	2012	Cumulative from February 23, 2005 (inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (45,833)	$ 109,967	$ (108,842)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	(120,638)	(120,638)
Common stock issued for services	5,000	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	37,709	(5,375)	40,833
Net cash used in operating activities	(3,174)	(16,046)	(172,933)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Goodwill and Intangible assets	(117,016)	-	(117,016)
Net cash used in investing activities	(117,016)	-	(117,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	125,420	15,818	160,842
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	125,420	15,818	292,992
Effects of other comprehensive income	(1,761)	-	614
Net increase in cash	3,469	(228)	3,657
CASH, beginning of year	188	416	-
CASH, end of period	$ 3,657	$ 188	$ 3,657

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-Cash Investing Activities:
Debt and services settled in common shares	$ 65,500	$ -	$ 65,500
Intangibles acquired for debt	$ 385,500	$ -	$ 385,500

The accompanying notes are an integral part of the financial statements.

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Business Description

Webtradex International Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a development stage corporation, and operates from its executive office in Toronto, Ontario, Canada.  The Company is currently in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities".  All activities of the Company to date relate to its organization, initial funding and share issuances.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 4). The company plans to complete the design and development of this web site and to launch it commercially as soon as possible.

(B)	Basis of Presentation

The audited financial statements for the year ended March 31, 2013 are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

(C)	Use of estimates

The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial position, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

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

The Company’s key revenue source is expected to be a percentage commission receivable from ultimate sellers with whom the Company enters into definite affiliate program. The Company is not responsible for holding any inventories nor does it have any latitude in establishing prices. Commission received from sellers and similar amounts earned through other seller sites are recognized when items are sold by sellers and their collectability is reasonably assured. The Company records an allowance for estimated refunds on such commission using historical experience.

Webtradex International Corporation
(A development stage enterprise)
Year ended March 31, 2013

(F)	Technology and Content

Technology and content costs consist principally of consulting fees involved in application development, editorial content and system support. These costs are directly incurred on website – B’Wished – development and applications supporting our business and are capitalized until the commencement of commercial applications and thereafter expensed as per ASC 350-50 “Website Development Costs.” The capitalized costs will be amortized over five years on commencement of commercial application.  Technology and content costs are included in intangible assets.

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

(H)	Net income (loss) per share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

(I)	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalent.   As of March 31, 2013 and 2012 the Company had no cash equivalents.

(J)	Income taxes

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

(K) Share-Based Compensation

FASB ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

(L) Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three-level hierarchy for fair value measurements is defined as follows:

	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;


Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (continued)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of March 31, 2013, the Company has an accumulated deficit amount of $108,842.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements, although for the current filing date, will not have a material effect on the Company’s position and results of operations may have effects in future.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02,Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment(ASU 2012-02), to simplify how entities test intangibles with indefinite lives for impairment. ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed.

ASU 2012-02 is effective for the Company in its first quarter of fiscal 2014 but is eligible for early adoption. The Company has not yet evaluated the effect of this updated standard will have on its financial statements.

NOTE 4 – ACQUISITION, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, owned by a shareholder of the Company, assets comprising of a website and related applications for commercial use under development and an investment in a non-related Danish Corporation, Huubla, at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development “B’Wished”, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The purchase price includes a $325,000 note payable, bearing a 5% interest rate and assumed four BSC loans totaling $60,500 from non-related parties settled by the issuance of 400,000 restricted common shares of the Company.

The primary reason for this acquisition was to enable the Company to engage in revenue generating business activities.  There were no other acquisition-related costs.

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 4 – ACQUISITION, GOODWILL AND ACQUIRED INTANGIBLE ASSETS (continued)

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

Intangible Assets:

The following were the movements in the intangible assets:

Balance at April 1, 2012	$ -
Acquired on July 17, 2012	200,000
Development costs incurred	117,016
Balance at March 31, 2013	$ 317,016

Development costs are comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The B’Wished website is still going through various technical updates and changes to make it viable for a commercial launch. A detailed completion program has been proposed to the programmer extending over a seven week period. The key shareholders have indicated their willingness to support the financing of the proposed development work. The Company therefore believes that it will be able to launch the website commercially before the end of 2013.

The Company’s management adopts the position that, as at March 31, 2013, there were no indicators of any permanent impairment in both the intangible assets and goodwill.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

NOTE 5 – ADVANCES FROM STOCKHOLDER

	March 31, 2013	March 31, 2012
Balance, beginning of year	$ 35,422	$ 19,604
funds advanced	125,420	15,818
Balance, end of year	$ 160,842	$ 35,422

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTE PAYABLE

The note payable, maturing on or before July 17, 2013, was issued to BSC as part of the purchase price for acquiring certain assets as explained in Note 4. The Note is secured by all assets acquired under the Asset Purchase Agreement dated July 11, 2012, carrying interest at 5% payable on maturity.

Total interest accrued on this note payable as of March 31, 2013 is $11,442.

NOTE 7 – STOCKHOLDERS’ EQUITY

At March 31, 2012, the Company has 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. During the year-ended March 31, 2013, the Company issued 400,000 shares of common stock as a part of the purchase agreement for the acquisition of the assets of BSC (Note 4) and 33,300 shares of common stock in settlement of consulting fees. The Company has a total of 15,943,300 common shares issued and outstanding as of March 31, 2013.

NOTE 8 – INCOME TAXES

The component of the Company’s deferred tax assets as of March 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryover	$(38,095)	$(22,036)
Valuation allowance	38,095	22,036
Net provision for federal income taxes	$-	$-

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 35% for the reason set forth below for the years ended March 31:

	2013	2012
Income tax (recoverable) payable at statutory rate	$(16,675)	$38,488
Valuation allowance	16,675	(38,488)
Net provision for federal income taxes	$-	$-

As at the year-end the Company had a net tax loss carried forward of $108,842 (2012: $62,959). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2028 and 2033.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2013 or any interim period.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2012, our internal control over financial reporting and disclosure controls and procedures was effective based on those criteria.

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

Item 9b. Other Information

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Kam Shah	62	Chief Executive and financial Officer, Secretary and Director

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

Code of Ethics

We have not adopted a Code of Ethics given our limited operations and lack of employees.

Conflicts of Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers other business activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favourable to us and within the resources available to us.

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

Item 11. Executive Compensation

Mr. Kam Shah is our sole director and officer for the years ended March 31, 2013 and 2012 and received no compensation, restricted stock awards, long-term incentive plan payouts or other types of compensation during these years.

Compensation of Directors

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending Board meetings.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2013, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2013, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Common Stock Beneficially Owned

Name and Address	Title of Class	Number	Percent (1)
Jeffrey Robinson 2310 Paseo Del Prado # A206, Las Vegas, NV 89102 Kam Shah - sole director and Executive Officer 47 Avenue Road, Suite 200 Toronto, Ontario M5R 2G3	Common	5,000,000 Nil	31.36% Nil

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2013. As of March 31, 2013, there were 15,943,300 shares of our common stock issued and outstanding.

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

Except for the following:

The Company acquired certain assets from BSC as explained under Item 7 above. BSC is owned by a shareholder of the Company who has also advanced funds to the Company, to date. This shareholder is the brother of Mr. Jeffrey Robinson, who holds 31.36% of our common stock.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the fiscal years ended March 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Tax fees were not charged by the principal accountant during the fiscal year ended March 31, 2013, but were charged by an independent consulting firm for tax services rendered during the period.

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2013	$4,000	none	$600	none
2012	$7,000	none	none	none

We do not currently have a standing audit committee. The above services were approved by the Board.
In discharging its oversight responsibility as to the audit process, the Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements. The following financial statements and the report of our independent registered public accounting firm are filed herewith.

	Report of Independent Registered Public Accounting Firm
	Balance Sheets at March 31, 2013 and 2012

	Statements of Operations for the years ended March 31, 2013 and 2012 and for the period from February 23, 2005 (Inception) to March 31, 2013
	Statements of Stockholders’ Equity (Deficit) for the period from February 23, 2005 (Date of Inception) to March 31, 2013
	Statements of Cash Flows for the years ended March 31, 2013 and 2012 and for the period from February 23, 2005 (Date of Inception) to March 31, 2013

	Notes to Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein, as follows:

Exhibit
Number      Descriptions
------------  -----------------------

10.6	Asset Purchase Agreement (incorporated herein by reference to 8-K filed on July 19, 2012)
31.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
*The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBTRADEX INTERNATIONAL CORP

Date: June 15, 2013

By: /s/Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 15, 2013

/s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)