Form 10-Q
period 2013-08-14
ZD VENTURES Corp
filed 2013-08-14
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2013

 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZD VENTURES CORPORATION
[Missing Graphic Reference]
(Exact name of registrant as specified in its charter)

WEBTRADEX INTERNATIONAL CORPORATION
[Missing Graphic Reference]
(Former name or former address, if changes from last report)

Nevada	99-0381956
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47 Avenue Road, Suite 200
Toronto, ON Canada M5R 2G3
[Missing Graphic Reference]
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (416) 929-1806

[Missing Graphic Reference]

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No þ

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 14, 2013, there were approximately 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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
Signature

PART I
FINANCIAL INFORMATION

Item 1 – Financial Statements

INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets	F-2

Condensed Statements of Operations	F-3

Condensed Statements of Cash Flows	F-4

Notes to Condensed Financial Statement	F-5

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Condensed Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$4,583	$3,657
Total Current Assets	4,583	3,657
Intangible assets	317,016	317,016
Goodwill	185,500	185,500
Total Assets	$507,099	$506,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,557	$42,459
Advances from stockholder	185,326	160,842
Note payable	325,000	325,000
Total Current Liabilities	538,883	528,301
Total Liabilities	538,883	528,301

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,943,300 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	15,943	15,943
Additional paid-in capital	70,157	70,157
Accumulated other comprehensive income	4,004	614
Deficit accumulated during the development stage	(121,888)	(108,842)
Total Stockholders’ Deficit	(31,784)	(22,128)
Total Liabilities and Stockholders’ Deficit	$507,099	$506,173

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Condensed Statements of Operations
(Unaudited)

Three months ended June 30,	2013	2012	Cumulative from February 23, 2005 (inception) to June 30, 2013
REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,469	743	60,067
Professional fees	4,000	1,000	139,035
Travel and promotions	3,526	-	14,526
Geological, mineral, prospecting costs	-	-	9,740
Total expenses	8,995	1,743	223,368
Loss from operations	(8,995)	(1,743)	(223,368)
Gain on disposition of debt	-	-	120,638
Interest expense	(4,051)	-	(19,158)
Net loss	(13,046)	(1,743)	(121,888)
Other comprehensive income	3,390	-	4,004
Comprehensive loss	$(9,656)	$(1,743)	$(117,884)

Loss per weighted average common share, basic and diluted	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	15,943,300	15,510,000

The accompanying notes are an integral part of the condensed financial statements

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)
Three months ended June 30,	2013	2012	Cumulative from February 23, 2005 (inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,046)	$(1,743)	$(121,888)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	-	(120,638)
Common stock issued for services	-	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(13,902)	(437)	26,931
Net cash used by operating activities	(26,948)	(2,180)	(199,881)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Goodwill and intangible assets	-	-	(117,016)
Net cash used in investing activities	-	-	(117,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	24,484	2,078	185,326
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	24,484	2,078	317,476

Effects of other comprehensive income	3,390	-	4,004

Net increase in cash	926	(102)	4,583
CASH, beginning of year	3,657	188	-
CASH, end of period	$4,583	$86	$4,583

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$-	$-	$65,500
Intangibles acquired for debt	$-	$-	$385,500

The accompanying notes are an integral part of the condensed financial statements

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Three months ended June 30, 2013

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)	Business Description

ZD Ventures Corporation, formerly Webtradex International Corporation, (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a development stage corporation, and operates from its executive office in Toronto, Ontario, Canada.  The Company is currently in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities".  All activities of the Company to date relate to its organization, initial funding and share issuances.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 4). The company plans to complete the design and development of this web site and to launch it commercially as soon as possible.

(B)	Basis of Presentation

The unaudited interim financial statements as of and for the three months ended June 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

ZD Ventures Corporation
 (A development stage enterprise)
Three months ended June 30, 2013

NOTES TO CONDENSED FINANCIAL STATEMENTS

(E)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  Assets and liabilities recorded in currencies other than US dollars are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and revenues, expenses, gains and losses shall be translated at the exchange rate on the dates on which these elements are recognized, or if found to be impractical, the average exchange rate for the period may be used to translate these elements.  Adjustments that arise from translation into the reporting currency are recorded as an exchange gain or loss and are recognized as a component of other comprehensive income.

(F)	Income taxes

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2013, the Company has an accumulated deficit amount of $121,888.

ZD Ventures Corporation
 (A development stage enterprise)
Three months ended June 30, 2013

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

ASU 2012-02 requirements were effective for the Company for this first interim period ended June 30, 2013; however, the adoption of this guidance does not have a material effect on the Company’s financial statements as of this date.

NOTE 4 – INTANGIBLE ASSETS

The following were the movements in the intangible assets:

	June 30, 2013	March 31, 2013
Balance, beginning of the period	$ 317,016	$ -
Amounts relating to acquisition during the period	-	200,000
Development costs incurred during the period	-	117,016
Balance, end of the period	$ 317,016	$ 317,016

Development costs are comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The B’Wished website is still going through various technical updates and changes to make it viable for a commercial launch. A detailed completion program has been proposed to the programmer extending over a seven week period. The key shareholders have indicated their willingness to support the financing of the proposed development work. The Company therefore believes that its full Minimum Viable Product Launch will occur before the end of 2013.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

The Company’s management adopts the position that, as at June 30, 2013, there were no indicators of any permanent impairment in the intangible assets.

ZD Ventures Corporation
 (A development stage enterprise)
Three months ended June 30, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 5 – GOODWILL

	June 30, 2013	March 31, 2013
Balance, beginning of the period	$ 185,500	$ -
Amounts relating to acquisition during the period	-	185,500
Balance, end of the period	$ 185,500	$ 185,500

The Goodwill relates to the assets acquired in fiscal 2013. The Company management has carried out an impairment test as at June 30, 2013, by performing a qualitative and quantitative assessment, and adopts the position that there were no indicators of impairment in the goodwill.

NOTE 6 – ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

	June 30, 2013	March 31, 2013
Balance, beginning of the period	$ 160,842	$ 35,422
funds advanced	24,484	125,420
Balance, end of the period	$ 185,326	$ 160,842

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

NOTE 7 – NOTE PAYABLE

The note payable, maturing on or before July 17, 2013, was issued to BSC as part of the purchase price for acquiring certain assets as explained in Note 4. The Note is secured by all assets acquired under the Asset Purchase Agreement dated July 11, 2012, carrying interest at 5% payable on maturity.

Total interest accrued on this note payable as of June 30, 2013 is $15,493.

NOTE 8 – STOCKHOLDERS’ EQUITY

At June 30, 2012, the Company has 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. During the year-ended March 31, 2013, the Company issued common stock as a part of the purchase agreement for the acquisition of the assets of BSC (Note 4) and in settlement of consulting fees. As at June 30, 2013 and March 31, 2013 the Company had a total of 15,943,300 common shares outstanding.

NOTE 9 – SUBSEQUENT EVENTS

The Company was unable to pay the note payable of $325,000 plus accumulated interest thereon on its maturity date of July 17, 2013. The Company has received no formal demand from the note holder for either the payment or liquidation of assets secured against the Note. The management is negotiating an extension for another year from the note holder. Meanwhile, the liability is treated as current.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

We were incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer. On June 28, 2013, the Company changed its name from Webtradex International Corporation to ZD Ventures Corporation (“ZDV”, the “Company”).

We do not have any subsidiaries. Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 929-1806. Our fiscal year end is March 31.

ZDV’s current business strategy involves developing a social website aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. The Company is a developmental stage corporation and has not yet generated or realized significant revenues from business operations.

In July 2012, the Company acquired all intellectual property related to the development of B’Wished, including all related URLs, designs, concepts and software codes which it plans to use in the continuous development of an interactive website - B’Wished - and generate business in the social e-commerce sector. This is more fully explained elsewhere in this report.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2013 and the audited financial statements and notes for the year ended March 31, 2013.

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

As explained above, the Company is working towards commercially developing B’Wished. Based on the development work done to date, the website beta version is complete and continues to be updated with new features. A commercial launch will soon follow. The Company also plans to develop certain interactive tools including personal profiling in an effort to attract more visitors and revenue. These planned activities are however subject to the Company being successful in raising the required capital either through a private placement or from the existing shareholders

Results of operations
The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2013. For the period from inception through to the quarter ended June 30, 2013, the registrant recognized a net loss of $121,888.

Operating expenses for the three months ended June 30, 2013, increased from those for the three months ended June 30, 2012. The increase of approximately $7,000 is attributable to travel and promotion expenses paid in the period as well as audit and XBRL tagging services rendered.

Professional Fees

Professional fees for the three months ended June 2013 and 2012 were $4,000 and $1,000, respectively.  They are comprised only of the fees charged by an independent accountant.   The increase was due to the March 31, 2013 audit being completed before the end of the quarter.

The company’s CEO currently does not charge any fees.

Travel and Promotional Expenses

The travel and promotion expenses for the three months ended June 2013 were charged by two independent consultants related to travel, hotel and meal expenses in connection with the promotional campaign for the B’Wished project.

No consulting fees or expenses were paid during the three month period ended June 30, 2012.

Interest Expense

Interest expense for the three month period ended June 30, 2013 totalled $4,051, and was nil for the period ended June 30, 2012.

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

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2013 and 2012, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements and the debt associated with the acquisition of B'Wished.

As of June 30, 2013, the Company had cash of $4,583. The Company's total assets increased from $86 as of June 30, 2012 to $507,099 as at June 30, 2013. Total liabilities increase from $41,813 as of June 30, 2012 to $538,884 as of June 30, 2013. These significant increases are attributable to additional borrowing to pay expenses as well the $325,000 note payable, bearing 5% interest, due to BSC as payment for the assets acquired.

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
$385,500

Intangible Assets:

The Company acquired various URLs, concepts and design work related to the B’Wished website which also included certain content development. Since the acquisition, direct development costs incurred total $117,016, which have been capitalized up to and including June 30, 2013.

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

The Company’s management adopts the position that, as at June 30, 2013, there were no indicators of any permanent impairment in both the intangible assets and goodwill.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $121,888 and a working capital deficiency of $534,300 at June 30, 2013, and net losses from operations of $13,046 and $1,743, respectively, for the years ended June 30, 2013 and 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our management, including chief executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within ZD Ventures Corporation have been detected.

PART II
OTHER INFORMATION

Item 1: Legal Proceedings
None.

Item 1A: Risk Factors
No material changes in previously disclosed risk factors presented in Form 10-K, filed on July 9, 2013.

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

101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
*           Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZD Ventures Corporation

By: /s/ Kam Shah

Kam Shah
Chief Executive Officer,
President and Chairman of the Board*

Date:  August 14, 2013

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.