Form 10-Q
period 2013-11-11
ZD VENTURES Corp
filed 2013-11-12
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2013

 Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZD VENTURES CORPORATION
(Exact name of registrant as specified in its charter)

WEBTRADEX INTERNATIONAL CORPORATION
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

As of November 11, 2013, there were approximately 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

INDEX TO FINANCIAL STATEMENTS

Condensed Balance Sheets	F-2

Condensed Statements of Operations	F-3

Condensed Statements of Cash Flows	F-4

Notes to Condensed Financial Statements	F-5

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Balance Sheets

	September-30-2013	March-31-2013
		(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,544	$3,657
Total Current Assets	2,544	3,657
Intangible assets	317,016	317,016
Goodwill	185,500	185,500
Total Assets	$505,060	$506,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,442	$42,459
Advances from stockholder	198,079	160,842
Note payable	-	325,000
Total Current Liabilities	220,521	528,301

LONG-TERM LIABILITIES
Note payable	325,000	-
Total Long-Term Liabilities	325,000	-
Total Liabilities	545,521	528,301

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 shares issued and outstanding at September 30, 2013 and March 31, 2013.	15,943	15,943
Additional paid-in capital	70,157	70,157
Accumulated other comprehensive income (loss)	(393)	614
Deficit accumulated during the development stage	(126,168)	(108,842)
Total Stockholders’ Deficit	(40,461)	(22,128)
Total Liabilities and Stockholders’ Deficit	$505,060	$506,173

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Statements of Operations
(Unaudited)

	Three months ended		Six months ended
September 30,	2013	2012	2013	2012	Cumulative from February 23, 2005 (inception) to September 30, 2013
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and admin expenses	2,023	2,998	3,492	3,762	62,090
Professional fees	1,500	13,297	5,500	14,297	140,535
Travel and promotions	-	1,294	3,526	1,294	14,526
Geological, mineral, prospecting costs	-	-	-	-	9,740
Total expenses	3,523	17,589	12,518	19,353	226,891
Loss from operations	(3,523)	(17,589)	(12,518)	(19,353)	(226,891)
Gain on disposition of debt	-	-	-	-	120,638
Interest expense	(757)	(3,339)	(4,808)	(3,339)	(19,915)
Net loss	(4,280)	(20,928)	(17,326)	(22,692)	(126,168)
Other comprehensive loss	(4,397)	(592)	(1,007)	(571)	(393)
Comprehensive loss	$(8,677)	$(21,520)	$(18,333)	$(23,263)	$(126,561)

Basic and diluted loss per weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	15,943,300	15,536,087	15,943,300	15,510,000

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Statements of Cash Flows
(Unaudited)

Six months ended September 30,	2013	2012	Cumulative from February 23, 2005 (inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,326)	$(22,692)	$(126,168)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	-	(120,638)
Common stock issued for services	-	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(20,017)	21,597	20,816
Net cash (used) by operating activities	(37,343)	(1,095)	(210,276)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Goodwill and Intangible assets	-	(47,384)	(117,016)
Net cash (used in) investing activities	-	(47,384)	(117,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	37,238	56,948	198,080
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	37,238	56,948	330,230

Effects of other comprehensive income	(1,007)	(571)	(393)

Net increase in cash	(1,113)	7,898	2,544
CASH, beginning of year	3,657	188	-
CASH, end of period	$2,544	$8,086	$2,544

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$-	$60,500	$65,500
Intangibles acquired for debt	$-	$385,500	$385,500

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Three and six months ended September 30, 2013

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

The unaudited interim financial statements as of and for the three and six months ended September 30, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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
Three and six months ended September 30, 2013

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2013, the Company has an accumulated deficit amount of $126,168.

ZD Ventures Corporation
 (A development stage enterprise)
Three and six months ended September 30, 2013

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

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 “Testing Indefinite-Lived Intangible Assets for Impairment” (ASU 2012-02), which is included in ASC Topic 350 (Intangibles—Goodwill and Other). ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an intangible asset is less than its carrying amount. If greater than 50 percent likelihood exists that the fair value is less than the carrying amount then a quantitative impairment test as described in Subtopic 350-30 must be performed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance does not have a material effect on the Company’s financial statements as of this date.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (ASU 2013-11), which is included in ASC Topic 740 (Income Taxes). ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The provisions of this new guidance are effective for reporting periods beginning after December 15, 2013. We are currently evaluating the impact of the new guidance on our financial statements.

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL

The following were the movements in the intangible assets:

	September 30, 2013	March 31, 2013
Balance, beginning of the period	$ 317,016	$ -
Amounts relating to acquisition during the period	-	200,000
Development costs incurred during the period	-	117,016
Balance, end of the period	$ 317,016	$ 317,016

Development costs are comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The following were the movements in the goodwill:
	September 30, 2013	March 31, 2013
Balance, beginning of the period	$ 185,500	$ -
Amounts relating to acquisition during the period	-	185,500
Balance, end of the period	$ 185,500	$ 185,500

ZD Ventures Corporation
 (A development stage enterprise)
Three and six months ended September 30, 2013

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – INTANGIBLE ASSETS AND GOODWILL (continued)

The B’Wished website is currently undergoing certain technical changes with new features such as wire-framing the new User Experience and the uploading facilities of direct product details for suppliers. The revised and updated website is scheduled to launch by early December 2013.

Management also reviewed the Goodwill and Intangible assets for potential impairment in their carrying costs. Given the on-going work and scheduled launch date to be within the next few months, management has concluded that current carrying costs should be revisited for potential impairment in December 2013.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

NOTE 5 – ADVANCES FROM STOCKHOLDERS

	September 30, 2013	March 31, 2013
Balance, beginning of the period	$ 160,842	$ 35,422
funds advanced	37,237	125,420
Balance, end of the period	$ 198,079	$ 160,842

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

NOTE 6 – NOTE PAYABLE

The note payable issued to Birthday Slam Corporation (“BSC”), matured for payment on July 17, 2013. However, the Company negotiated a five-year extension up to July 17, 2018. The note holder agreed that no further interest is to be accrued after the original maturity date of July 17, 2013 and that BSC will be entitled to receive 5% of the gross revenue earned by the Company until full settlement of the Note.

Total interest accrued on this note payable up to July 17, 2013 is $16,250.

NOTE 7 – STOCKHOLDERS’ EQUITY

At September 30, 2013, the Company has 200,000,000 common shares of par value $0.001 common stock authorized. During the year-ended March 31, 2013, the Company issued common stock as a part of the purchase agreement for the acquisition of the assets of BSC and in settlement of consulting fees. As at September 30, 2013 and March 31, 2013 the Company had a total of 15,943,300 common shares outstanding.

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
The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2013 and the audited financial statements and notes for the year ended March 31, 2013.

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

The Company is working towards commercially developing B’Wished, an intelligent and intuitive gift giving platform which will use interactive tools, including personal profiling, in an effort to attract more visitors and revenues. Based on the work done and to be done, the Company expects the commercial launch in early December 2013. These planned activities are however subject to the Company being successful in raising the required capital either through a private placement or from the existing shareholders.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2013. For the period from inception through to the quarter ended September 30, 2013, the Company has recognized a net loss of $126,168.

General and administrative  expenses were approximately the same for the three and six months ended September 30, 2013 and September 30, 2012. As previously mentioned, the B’Wished website remains under development as updates take place in preparation for the commercial launch targeted for the end of 2013.

Professional Fees

Professional fees for the three and six months ended September 30, 2013 include the quarterly fees charged by the independent accountant. Professional fees for the three and six months ended September 30, 2012 decreased from $14,297 to $5,500 for the six months ended September 30, 2012 and 2013, respectively and from $13,297 to $1,500 for the three months ended September 30, 2012 and 2013, respectively. Professional fees were comprised of fees charged by the independent accountant as well as fees paid to a consultant who acted as the chief operating and investment officer. The contract with this consultant was terminated on September 13, 2012, resulting in the decrease compared to 2013.

The company’s CEO currently does not charge any fees.

Travel and Promotional Expenses

The travel and promotion expenses for the six month period ended September 2013 and September 2012 were charged by two independent consultants, related to travel, hotel and meal expenses in while in Europe, meeting with potential investors. For the six months ended September 2012, travel and promotional expenses were charged by the Company’s chief operating and investment officer, for travel and meal expenses while meeting with potential investors overseas.

Interest Expense

Interest expense for the six month period ended September 30, 2013 totalled $4,808, compare to $3,339 for the six month period ended September 30, 2012 and $757 compared to $3,339 for the three months ended September 30, 2013 and 2012, respectively.

The minor difference in the interest expense between the two periods is due to the fact that the interest for the six month period ended September 30, 2013 ended on the 17th of July.

No interest was accrued after July 17, 2013, due to the negotiated five year extension of the note payable without any further interest to be charged. BSC will be entitled to receive 5% of the gross revenue earned by ZD Ventures until the full settlement of the note.

Financial Condition, Liquidity and Capital Resources

For the three and six months ended September 30, 2013 and 2012, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements and the debt associated with the acquisition of B’Wished.

As of September 30, 2013, the Company had cash of $2,544. The Company's total assets decreased from $506,173 as of March 31, 2013 to $505,060 as at September 30, 2013. Total liabilities increased from $528,301 as of September 30, 2012 to $545,521 as of September 30, 2013. These increases are attributable to additional borrowing to pay operating expenses.

The Company continues to seek advances from its shareholders and also looks for opportunities to raise money through private equity. There is however no guarantee that the Company will be successful in these efforts. In the event that the Company is unable to raise the required funding, it may have to abandon its project.

Intangible Assets and Goodwill

On July 17, 2012, the Company acquired all intellectual property related to the development of B’Wished; from BSC, an Ontario, Canada incorporated Private Corporation, which is owned by a shareholder of the Company. The acquisition included all assets comprising of a website and related applications for commercial use under development at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The purchase price includes a $325,000 note payable, bearing a 5% interest rate and assumed four BSC loans totaling $60,500 from non-related parties to be settled by the issuance of 400,000 restricted common shares of the Company. As of July 17, 2013, the note payable matured and its terms were re-negotiated between the Company and the note holder. The note was extended for five-years, with a maturity date of July 17, 2018, without any further interest to be charged. BSC will be entitled to receive 5% of the gross revenue earned by ZD Ventures until the full settlement of the note.

The Company has entered into agreements with various affiliate partners whose products and services will be promoted to the visitors of the B’Wished website.  The affiliation does not involve any commitments on either party except that when a sale is generated through the B’Wished website with any of the affiliated partners, the Company will be entitled to a commission fixed as a percentage of the value of the sales.

Currently, the new innovation and design team of the B’Wished project is working on the completion of wire-framing the new user experience. Upon completion of this step, the project will be handed off to the front end designer for graphics and CSS for the coding team. Our touch point for B’Wished will be mobile focused, but we will maintain our web based presence. We have added one very important feature to be developed and implement prior to the full launch – the B’Wished API, allowing suppliers to upload products and merchandise. Our target date is early December 2013, so that we will be able to monetize and observe and test user traffic from the Christmas buying season.

The table below represents identifiable intangible assets and liabilities based on management’s assessment of the acquisition date fair value of the assets acquired and liabilities assumed:

Allocation:
Goodwill	$185,500
Intangible assets - consisting of B'Wished technology and content	200,000
$385,500

Intangible Assets:

Since the acquisition, direct development costs incurred total $117,016, which have been capitalized up to and including September 30, 2013. These costs were comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The B’Wished website is currently undergoing certain technical changes with new features being added, as previous mentioned in this report. The key shareholders have indicated their willingness to support the financing of the proposed development work. The revised and updated website is scheduled to launch by early December 2013.

Management also reviewed the Goodwill and Intangible assets for potential impairment in their carrying costs. Given the on-going work and scheduled launch date to be within the next few months, management has concluded that current carrying costs should be revisited for potential impairment in December 2013.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a stockholders deficit of $126,168 and a working capital deficiency of $217,977 at September 30, 2013, and net losses from operations of $17,326 and $22,692, respectively, for the six month period ended September 30, 2013 and 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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
None.

Item 4: Mine Safety Disclosures
None.

Item 5: Other Information
None.

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

101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  November 11, 2013

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.