Form 10-Q/A
period 2013-11-12
ZD VENTURES Corp
filed 2013-11-12
CIK 1334589

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 11, 2013, there were approximately 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of ZD Ventures Corporation, for the quarterly period ended September 30, 2013, originally filed with the Securities and Exchange Commission on November 12, 2013. This amendment is being filed solely to amend the cover page of the 10-Q as the section “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).” was incorrectly checked , and has been amended to a response of ‘No’.

No other changes have been made to the Form 10-Q, and this Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update any other disclosure made in the Form 10-Q.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
10.6	Asset Purchase Agreement, incorporated herein by reference to Form 8-K filed on July 19, 2012*.

31.1	Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Schema Document *

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	Definition Linkbase Document *

101.LAB	XBRL Label Linkbase Document *

101.PRE	XBRL Presentation Linkbase Document*

*   Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZD Ventures Corporation

By: /s/ Kam Shah

Kam Shah
Chief Executive Officer,
President and Chairman of the Board*

Date:  November 12, 2013

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.