Form 10-K/A
ZD VENTURES Corp
filed 2013-12-23
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of ZD Ventures Corporation. (the “Company”) for the year ended March 31, 2013 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on July 9, 2013. The Amendment is being filed to revise certain disclosures as follows:

1.	Inclusion of the audit report for the fiscal 2012
2.	Changes in the financial statements for the fiscal 2013:
a.	Statement of cash flows – line item labeled “goodwill and intangible assets” replaced by “development costs incurred”
b.	Name of the related party indicated in Note 4
3.      The date of conclusion of the effectiveness of management’s report on Internal Control over Financial Reporting corrected to 2013.

This Amendment sets forth the Original Filing on Form 10-K in its entirety. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the original filing date of the Original Filing on Form 10-K.

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

Acquisition of new business, intangibles and goodwill

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, which is owned by Mr. John Robinson, a shareholder of the Company, assets comprising of a website and related applications for commercial use under development at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

We have accounted for the asset acquisition as business combination applying the acquisition method under FASB ASC 805. The assets that we acquired, namely the B’Wished website which is an interactive website under development intended to generate business in the social e-commerce sector. We believe the intangible property acquired constitutes business as defined under FASB since it will be developed and managed for the purpose of providing return in the form of commission and other related income. Thus, we plan to engage in further development of the website (which constitutes input and processes) that has the ability to create revenue (outputs) for the Company in future. As a result, the assets acquired were recorded at their respective fair value  and the difference between the fair value of those assets and the purchase price recorded as goodwill.

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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
June 15, 2012

Webtradex International Corporation
 (A development stage enterprise)
Balance Sheets

		31-Mar-13	31-Mar-12

ASSETS
CURRENT ASSETS
Cash		$3,657	$188
Total Current Assets		3,657	188
Intangible assets		317,016	-
Goodwill		185,500	-
Total Assets	S	506,173	$188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities		$42,459	$4,750
Advances from stockholder		160,842	35,422
Note payable, related party		325,000	-
Total Current Liabilities		528,301	40,172
Total Liabilities		528,301	40,172

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,510,000 shares issued and outstanding at March 31, 2013 and March 31, 2012, respectively		15,943	15,510
Additional paid-in capital		70,157	5,090
Accumulated other comprehensive income		614	2,375
Deficit accumulated during the pre-exploration stage		(108,842)	(62,959)
Total Stockholders’ Deficit		(22,128)	(39,984)
Total Liabilities and Stockholders’ Deficit		$506,173	$188

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

Webtradex International Corporation
 (A development stage enterprise)
Statement of Cash Flows

Year ended March 31,	2013	2012	Cumulative from February 23, 2005 (inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (45,833)	$ 109,967	$ (108,842)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	(120,638)	(120,638)
Common stock issued for services	5,000	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	37,709	(5,375)	40,833
Net cash used in operating activities	(3,174)	(16,046)	(172,933)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Development costs incurred	(117,016)	-	(117,016)
Net cash used in investing activities	(117,016)	-	(117,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	125,420	15,818	160,842
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	125,420	15,818	292,992
Effects of other comprehensive income	(1,761)	-	614
Net increase in cash	3,469	(228)	3,657
CASH, beginning of year	188	416	-
CASH, end of period	$ 3,657	$ 188	$ 3,657

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

Non-Cash Investing Activities:
Debt and services settled in common shares	$ 65,500	$ -	$ 65,500
Intangibles acquired for debt	$ 385,500	$ -	$ 385,500

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

NOTE 4 – ACQUISITION, GOODWILL AND ACQUIRED INTANGIBLE ASSETS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, owned by Mr. John Robinson, a shareholder of the Company, assets comprising of a website and related applications for commercial use under development and an investment in a non-related Danish Corporation, Huubla, at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development “B’Wished”, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The purchase price includes a $325,000 note payable to BSC, bearing a 5% interest rate and assumed four BSC loans totalling $60,500 from non-related parties settled by the issuance of 400,000 restricted common shares of the Company.

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

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTE PAYABLE, RELATED PARTY

The note payable, maturing on or before July 17, 2013, was issued to BSC as part of the purchase price for acquiring certain assets as explained in Note 4. The Note is secured by all assets acquired under the Asset Purchase Agreement dated July 11, 2012, carrying interest at 5% payable on maturity. BSC is owned by Mr. John Robinson who is a shareholder of the Company.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2013, our internal control over financial reporting and disclosure controls and procedures was effective based on those criteria.

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

101
*The following financial information from our Annual Report on Form 10-K/A for the year ended March 31, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEBTRADEX INTERNATIONAL CORP

Date: December 23, 2013

By: /s/Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 23, 2013

/s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)