Form 10-K/A
ZD VENTURES Corp
filed 2014-02-10
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment is being filed to revise financial statements and certain disclosures relating to the treatment of the acquisition of B’Wished web site, which was originally accounted for as a business acquisition and now corrected to an asset acquisition.

The Amendment sets forth the first Amendment Filing on Form 10-K/A, filed with the Securities and Exchange Commission on December 23, 2013, in its entirety. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the first Amendment Filing in any way.

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

This interest was accrued on $325,000 note payable, maturing on or before July 17, 2013, which was issued to the vendor, Birthday Slam Corporation (“BSC”) as part of the purchase price for acquiring certain assets, as explained further in the Acquisition of intangible assets section of this report. The Note is secured by all assets acquired under the Asset Purchase Agreement.

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

Acquisition of intangible assets

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, which is owned by Mr. John Robinson, a shareholder of the Company, assets comprising of a website and related applications for commercial use under development at a total purchase price of $385,500. The acquisition was accounted for as an asset acquisition since it did not fully meet the criteria for a business acquisition set out in FASB ASC 805-10-20. The purchase price was allocated to the intangible assets acquired based on their estimated fair value on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets, which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

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

The Company’s management adopts the position that, as at March 31, 2013, there were no indicators of any permanent impairment in the intangible assets.

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

Intangible assets

The Company evaluates intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Intangible assets are tested for impairment by first comparing the book value of net assets to the fair value. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value of and the carrying value. The fair value is estimated using discounted cash flows. Forecasts of future cash flows are based on management’s best estimate of future net sales and operating expenses, based primarily on estimated category expansion, market segment share and general economic conditions.

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

Kyle L. Tingle, CPA, LLC

June 14, 2013, except for Note 4, as to which the date is February 4, 2014
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

Hamilton, PC

/s/ Hamilton, PC

Denver, Colorado
June 15, 2012

Webtradex International Corporation
 (A development stage enterprise)
Balance Sheets

	31-Mar-13	31-Mar-12

ASSETS
CURRENT ASSETS
Cash	$3,657	$188
Total Current Assets	3,657	188
Intangible assets	502,516	-
Total Assets	$506,173	$188

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$42,459	$4,750
Advances from stockholder	160,842	35,422
Note payable, related party	325,000	-
Total Current Liabilities	528,301	40,172
Total Liabilities	528,301	40,172

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,510,000 shares issued and outstanding at March 31, 2013 and March 31, 2012, respectively	15,943	15,510
Additional paid-in capital	70,157	5,090
Accumulated other comprehensive income	614	2,375
Deficit accumulated during the pre-exploration stage	(108,842)	(62,959)
Total Stockholders’ Deficit	(22,128)	(39,984)
Total Liabilities and Stockholders’ Deficit	$506,173	$188

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

(D)	Intangible assets

The Company evaluates intangible assets for impairment annually or more frequently when an event occurs or circumstances change that indicate that the carrying value may not be recoverable. Intangible assets are tested for impairment by first comparing the book value of net assets to the fair value. If the fair value is determined to be less than the book value, a second step is performed to compute the amount of impairment as the difference between the estimated fair value and the carrying value. The fair value is estimated using discounted cash flows. Forecasts of future cash flows are based on management’s best estimate of future net sales and operating expenses, based primarily on estimated category expansion, market segment share and general economic conditions.

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

NOTE 4 –ACQUIRED INTANGIBLE ASSETS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, owned by Mr. John Robinson, a shareholder of the Company, assets comprising of a website and related applications for commercial use under development and an investment in a non-related Danish Corporation, Huubla, at a total purchase price of $385,500. The purchase price was allocated to the intangible assets acquired and liabilities assumed based on their estimated fair value on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development “B’Wished”, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The purchase price includes a $325,000 note payable to BSC, bearing a 5% interest rate and assumed four BSC loans totaling $60,500 from non-related parties settled by the issuance of 400,000 restricted common shares of the Company.

The primary reason for this acquisition was to enable the Company to engage in revenue generating business activities.  There were no other acquisition-related costs.

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 4 –ACQUIRED INTANGIBLE ASSETS (continued)

The fair value was fully allotted to the intangible assets consisting of B’Wished web site and content. The fair value  of the investment in Huubla, on the date of the acquisition, was considered nil since the management was unable to confirm a good title of investment.

Intangible Assets:

The following were the movements in the intangible assets:

Balance at April 1, 2012	$ -
Acquired on July 17, 2012	385,500
Development costs incurred	117,016
Balance at March 31, 2013	$ 502,516

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

The Company’s management adopts the position that, as at March 31, 2013, there were no indicators of any permanent impairment in the intangible assets.

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

Webtradex International Corporation
 (A development stage enterprise)
Year ended March 31, 2013

NOTES TO FINANCIAL STATEMENTS

NOTE 6 – NOTE PAYABLE, RELATED PARTY

The note payable, maturing on or before July 17, 2013, was issued to BSC as part of the purchase price for acquiring certain assets as explained in Note 4. The Note is secured by all assets acquired under the Asset Purchase Agreement dated July 11, 2012, carrying interest at 5% payable on maturity.BSC is owned by Mr. John Robinson who is a shareholder of the Company.

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

Date: February 7, 2014

By: /s/Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 7, 2014

/s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)