Form 10-Q
period 2014-02-18
ZD VENTURES Corp
filed 2014-02-18
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q

(Mark one)
☑ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2013

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

As of February 12, 2014, there were approximately 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Balance Sheets

	December-31-2013	March-31-2013
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$2,427	$3,657
Total Current Assets	2,427	3,657
Intangible assets	502,516	502,516
Total Assets	$504,943	$506,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,405	$42,459
Advances from stockholder	197,691	160,842
Note payable	-	325,000
Total Current Liabilities	219,096	528,301

LONG-TERM LIABILITIES
Note payable	325,000	-
Total Long-Term Liabilities	325,000	-
Total Liabilities	544,096	528,301

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 shares issued and outstanding at December 31, 2013 and March 31, 2013.	15,943	15,943
Additional paid-in capital	70,157	70,157
Accumulated other comprehensive income	5,599	614
Deficit accumulated during the development stage	(130,852)	(108,842)
Total Stockholders’ Deficit	(39,153)	(22,128)
Total Liabilities and Stockholders’ Deficit	$504,943	$506,173

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
December 31,	2013	2012	2013	2012	Cumulative from February 23, 2005 (inception) to December 31, 2013
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and admin expenses	1,684	4,325	5,176	9,380	63,774
Professional fees	1,500	(4,824)	7,000	9,473	142,035
Consulting fees	1,500	11,000	5,026	11,000	16,026
Geological, mineral, prospecting costs	-	-	-	-	9,740
Total expenses	4,684	10,501	17,202	29,853	231,575
Loss from operations	(4,684)	(10,501)	(17,202)	(29,853)	(231,575)
Gain on disposition of debt	-	-	-	-	120,638
Interest expense	-	(4,096)	(4,808)	(7,435)	(19,915)
Net loss	(4,684)	(14,597)	(22,010)	(37,288)	(130,852)
Other comprehensive gain (loss)	5,993	(2,408)	4,985	(2,979)	5,599
Comprehensive gain (loss)	$1,309	$(17,005)	$(17,025)	$(40,267)	$(125,253)

Basic and diluted loss per weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	15,943,300	15,723,044	15,943,300	15,652,546

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Statements of Cash Flows
(Unaudited)

Nine months ended December 31,	2013	2012	Cumulative from February 23, 2005 (inception) to December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,010)	$(37,288)	$(130,852)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	-	(120,638)
Common stock issued for services	-	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(21,054)	35,797	19,779
Net cash (used) by operating activities	(43,064)	(1,491)	(215,997)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Development costs incurred	-	(99,812)	(117,016)
Net cash (used in) investing activities	-	(99,812)	(117,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	36,849	106,248	197,691
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	36,849	106,248	329,841

Effects of other comprehensive income	4,985	(2,979)	5,599

Net increase (decrease) in cash	(1,230)	1,966	2,427
CASH, beginning of period	3,657	188	-
CASH, end of period	$2,427	$2,154	$2,427

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$-	$60,500	$65,500
Intangibles acquired for debt	$-	$385,500	$385,500

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Three and nine months ended December 31, 2013

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

The Company was unable to complete the development work planned due to insufficient financing. However, subsequent to the balance sheet date, the Company has secured the necessary funds and expects to complete the necessary work to launch the website commercially as soon as possible.

(B)	Basis of Presentation

The accompanying unaudited interim financial statements of ZD Ventures Corporation have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in ZD Ventures Corporation’s Form 10-K  (as amended) filed with the SEC. The unaudited interim financial statements as of and for the three and nine months ended December 31, 2013 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

ZD Ventures Corporation
 (A development stage enterprise)
Three and nine months ended December 31, 2013

NOTES TO CONDENSED FINANCIAL STATEMENTS

Intangible assets - continued

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of December 31, 2013, the Company has an accumulated deficit amount of $130,852.

ZD Ventures Corporation
 (A development stage enterprise)
Three and nine months ended December 31, 2013

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

NOTE 4 – INTANGIBLE ASSETS (RESTATED)

The following were the movements in the intangible assets:

	December 31, 2013	March 31, 2013
Balance, beginning of the period	$ 502,516	$ -
Amounts relating to acquisition during the period	-	385,500
Development costs incurred during the period	-	117,016
Balance, end of the period	$ 502,516	$ 502,516

Development costs are comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The B’Wished website requires certain technical changes and new features. No work was done during the period ended December 31, 2013 since the Company did not have adequate cash resources to implement the required changes. Subsequent to this date however, the Company successfully secured additional funds which management plans to use in updating and completing the website for its commercial launch.

In light of the above, the Company’s management has concluded that the intangible assets have not sustained any permanent impairment as at December 31, 2013.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

ZD Ventures Corporation
 (A development stage enterprise)
Three and nine months ended December 31, 2013

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 – ADVANCES FROM STOCKHOLDERS

	December 31, 2013	March 31, 2013
Balance, beginning of the period	$ 160,842	$ 35,422
funds advanced	36,849	125,420
Balance, end of the period	$ 197,691	$ 160,842

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

Kam Shah, the CEO of the Company, provides accounting services to CCC.

NOTE 6 – NOTE PAYABLE

The note payable issued to Birthday Slam Corporation (“BSC”), a Canadian based private company in Ontario, matured for payment on July 17, 2013. However, the Company negotiated a five-year extension up to July 17, 2018. The note holder agreed that no further interest is to be accrued after the original maturity date of July 17, 2013 and that BSC will be entitled to receive 5% of the gross revenue earned by the Company until full settlement of the Note. BSC is owned by Mr. John Robinson who is a shareholder of the Company.

Total interest accrued on this note payable up to July 17, 2013 is $16,250.

NOTE 7 – STOCKHOLDERS’ EQUITY

At December 31, 2013, the Company has 200,000,000 common shares of par value $0.001 common stock authorized. During the year-ended March 31, 2013, the Company issued common stock as a part of the purchase agreement for the acquisition of the assets of BSC and in settlement of consulting fees. As at December 31, 2013 and March 31, 2013 the Company had a total of 15,943,300 common shares outstanding.

NOTE 8 – CONSULTING FEES

Consulting fees during the period ended December 31, 2013 are comprised of travel and promotion expenses charge by two independent consultants related to travel, hotel and meal expenses in connect with the promotional campaign for the B’Wished project. In addition, $1,500 of consulting fees incurred during the period was paid to Mr. Jeffrey Robinson, a shareholder who holds 31.36% equity in the Company, for consulting services provided.

NOTE 9 – SUBSEQUENT EVENTS

On February 6, 2014, the Company received an unsecured convertible loan of $100,000 from an independent source which will be used in completing the development work for the commercial launch of the B’Wished website.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2013 and the audited financial statements and notes for the year ended March 31, 2013.

Business Plan and Strategy

The Company’s business strategy involves the commercial launch of the B’Wished website. B´Wished is an interactive, social website dedicated to helping its visitors find the perfect gift for someone on any occasion. By combining social media with e-commerce, B’Wished fills an important gap in the increasingly popular social shopping industry. Through an emphasis on what a person wants instead of what companies offer, B’Wished will enhance the personal satisfaction experienced through giving.

The B’Wished website requires certain technical changes and new features. No work was done during the period ended December 31, 2013 since the Company did not have adequate cash resources to implement the required changes. Subsequent to this date however, the Company successfully secured additional funds which management plans to use in updating and completing the website for its commercial launch.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2013. For the period from inception through to the quarter ended December 31, 2013, the Company has recognized a net loss of $130,852.

Operating expenses for the nine months ended December 31, 2013 decreased significantly from those for the nine months ended December 31, 2012. This decrease of approximately $12,600 is due mainly to the reduction in travel and promotion charged by consultants during the nine month period ended December 31, 2012 and professional fees paid to the chief operating and investment officer, during the nine month period ended December 31, 2012, which were not charged in the nine month period ended December 31, 2013.

Professional Fees

Professional fees for the three and nine months ended December 31, 2013 include the quarterly fees charged by the independent accountant. Professional fees decreased from $9,473 to $7,000 for the nine months ended December 31, 2012 and 2013, respectively. Professional fees were comprised of fees charged by the independent accountant and, for the period ended December 2012, include the gain on the disposition of debt from the absolved promissory note, which was due to the Company’s former CEO.

The company’s CEO currently does not charge any fees.

Consulting Fees

During the three months ended December 31, 2013, $1,500 was charged to the Company for consulting services by Mr. Jeffrey Robinson, a shareholder of the company. For the nine months ended December 31, 2012, $11,000 was charged by two independent consultants for services including logistics consulting.

Interest Expense

Interest expense for the nine month period ended December 31, 2013 was nil. For the nine month period ended December 31, 2012 the total interest of $7,435 was accrued in connection with the $325,000 note payable.

No interest was accrued after July 17, 2013, due to the negotiated five year extension of the note payable without any further interest to be charged. BSC will be entitled to receive 5% of the gross revenue earned by ZD Ventures until the full settlement of the note.

Financial Condition, Liquidity and Capital Resources

For the three and nine months ended December 31, 2013 and 2012, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements and the debt associated with the acquisition of B’Wished.

As of December 31, 2013, the Company had cash of $2,427. The Company's total assets decreased from $506,173 as of March 31, 2013 to $504,943 as at December 31, 2013. Total liabilities increased from $528,301 as of March 31, 2013 to $544,096 as of December 31, 2013. These increases are attributable to additional borrowing to pay operating expenses.

The Company continues to seek advances from its shareholders and also looks for opportunities to raise money through private equity. There is however no guarantee that the Company will be successful in these efforts. In the event that the Company is unable to raise the required funding, it may have to abandon its project.

Intangible Assets

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, which is owned by Mr. John Robinson, a shareholder of the Company, assets comprising of a website and related applications for commercial use under development at a total purchase price of $385,500. The acquisition was accounted for as assets acquisition since it did not fully meet the criteria for a business acquisition set out in FASB ASC 805-10-20 The purchase price was allocated to the intangible assets acquired based on their estimated fair value on the acquisition date.. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

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

Since the acquisition, direct development costs incurred total $117,016, which have been capitalized up to and including December 31, 2013. These costs were comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website.

The B’Wished website requires certain technical changes and new features. No work was done during the period ended December 31, 2013 since the Company did not have adequate cash resources to implement the required changes. Subsequent to this date however, the Company successfully secured additional funds which management plans to use in updating and completing the website for its commercial launch.

In light of the above, the Company’s management has concluded that the intangible assets have not sustained any permanent impairment as at December 31, 2013.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a deficit accumulated during our development stage of $130,852 and a working capital deficiency of $216,669 at December 31, 2013, and net losses from operations of $17,202 and $29,853, respectively, for the nine month period ended December 31, 2013 and 2012. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

101
*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  February 14 , 2014
*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.