Form 10-K/A
period 2013-03-31
ZD VENTURES Corp
filed 2014-02-27
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment is being filed to indicate that the financial statements are restated, relating to the treatment of the acquisition of B’Wished web site, which was originally accounted for as a business acquisition and now corrected to an asset acquisition.

The Amendment sets forth the second Amendment Filing on Form 10-K/A, filed with the Securities and Exchange Commission on February 20, 2014, in its entirety. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the first Amendment Filing in any way.

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
	(Restated)
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

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief executive and financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and  financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive  and financial officer, as appropriate to allow timely decisions regarding required disclosure. We are addressing this matter in the fiscal year 2014 by introducing dual review by another person with financial accounting background.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2013. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2013, our internal control over financial reporting and disclosure controls and procedures were not effective based on those criteria and given the fact that our chief executive and financial officer being the sole person controlling all aspects of the Company’s affairs on a part time basis.

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

Date: February 26, 2014

By: /s/Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 26, 2014

/s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)