Form 10-Q/A
period 2013-06-30
ZD VENTURES Corp
filed 2014-04-02
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q/A
Amendment No.1

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

EXPLANATORY NOTE

This Amendment is being filed to revise the financial statements and certain disclosures relating to the treatment of the acquisition of the B’Wished website, which was original accounted for as a business acquisition and has now been corrected to reflect an acquisition of assets in the financial statements for the year ended March 31, 2013 (see 10-K/A Amendment #3 filed on February 27, 2014.)

The Amendment sets forth the original filing on Form 10-Q, filed with the Securities and Exchange Commission on August 14, 2013, in its entirety. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the original filing in any way.

The Amendment continues to speak as of the date of the original filing. Furthermore, the Amendment does not reflect events occurring after the filing date of the original filing. Accordingly, the Amendment should be read in conjunction with the Company’s filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the original filing date of the Form 10-Q.

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

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Condensed Balance Sheets

	June 30, 2013	March 31, 2013
	(Unaudited) (Restated)	(Audited) (Restated)
ASSETS
CURRENT ASSETS
Cash	$4,583	$3,657
Total Current Assets	4,583	3,657
Intangible assets	502,516	502,516
Total Assets	$507,099	$506,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$28,557	$42,459
Advances from stockholder	185,326	160,842
Note payable	325,000	325,000
Total Current Liabilities	538,883	528,301
Total Liabilities	538,883	528,301

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,943,300 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	15,943	15,943
Additional paid-in capital	70,157	70,157
Accumulated other comprehensive income	4,004	614
Deficit accumulated during the development stage	(121,888)	(108,842)
Total Stockholders’ Deficit	(31,784)	(22,128)
Total Liabilities and Stockholders’ Deficit	$507,099	$506,173

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
 (A development stage enterprise)
Condensed Statements of Cash Flows
(Unaudited)
Three months ended June 30,	2013	2012	Cumulative from February 23, 2005 (inception) to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,046)	$(1,743)	$(121,888)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	-	(120,638)
Common stock issued for services	-	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(13,902)	(437)	26,931
Net cash used by operating activities	(26,948)	(2,180)	(199,882)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Development costs incurred	-	-	(117,016)
Net cash used in investing activities	-	-	(117,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	24,484	2,078	185,326
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	24,484	2,078	317,477

Effects of other comprehensive income	3,390	-	4,004

Net increase in cash	926	(102)	4,583
CASH, beginning of year	3,657	188	-
CASH, end of period	$4,583	$86	$4,583

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$-	$-	$65,500
Intangibles acquired for debt	$-	$-	$385,500

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

NOTE 5 – ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

NOTE 8 – SUBSEQUENT EVENTS

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

This interest was accrued as a result of a $325,000 note payable, maturing on or before July 17, 2013, which was issued to BSC as part of the purchase price for acquiring certain assets, as explained further in the Intangible Assets section of this report. The Note is secured by all assets acquired under the Asset Purchase Agreement.

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

As of June 30, 2013, the Company had cash of $4,583. The Company's total assets increased from $86 as of June 30, 2012 to $507,099 as at June 30, 2013. Total liabilities increase from $41,813 as of June 30, 2012 to $538,883 as of June 30, 2013. These significant increases are attributable to additional borrowing to pay expenses as well the $325,000 note payable, bearing 5% interest, due to BSC as payment for the assets acquired.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Intangible Assets

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, which is owned by a shareholder of the Company, assets comprising of a website and related applications for commercial use under development at a total purchase price of $385,500. The purchase price was allocated to the intangible assets based on their estimated fair value on the acquisition date. The fair value assigned to identifiable intangible assets acquired has been determined primarily by using the income and cost approach. Purchased identified intangible assets which comprise a website and related applications under development of B’Wished, are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

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

101
*The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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

Date:  April 2, 2014

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.