Form 10-Q/A
period 2013-09-30
ZD VENTURES Corp
filed 2014-04-02
CIK 1334589

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Form 10-Q/A
Amendment No. 2

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

The Amendment sets forth the original filing on Form 10-Q and subsequent first Amendment Filing on Form 10-Q/A, filed with the Securities and Exchange Commission on November 12, 2013 in their entirety. Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the original filing in any way.

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

ZD Ventures Corporation
f/k/a Webtradex International Corporation
 (A development stage enterprise)
Balance Sheets

	September-30-2013	March-31-2013
	(Unaudited) (Restated)	(Audited) (Restated)
ASSETS
CURRENT ASSETS
Cash	$2,544	$3,657
Total Current Assets	2,544	3,657
Intangible assets	502,516	502,516
Total Assets	$505,060	$506,173

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$22,442	$42,459
Advances from stockholder	198,079	160,842
Note payable	-	325,000
Total Current Liabilities	220,521	528,301

LONG-TERM LIABILITIES
Note payable	325,000	-
Total Long-Term Liabilities	325,000	-
Total Liabilities	545,521	528,301

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 shares issued and outstanding at September 30, 2013 and March 31, 2013.	15,943	15,943
Additional paid-in capital	70,157	70,157
Accumulated other comprehensive income (loss)	(393)	614
Deficit accumulated during the development stage	(126,168)	(108,842)
Total Stockholders’ Deficit	(40,461)	(22,128)
Total Liabilities and Stockholders’ Deficit	$505,060	$506,173

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
 (A development stage enterprise)
Statements of Cash Flows
(Unaudited)

Six months ended September 30,	2013	2012	Cumulative from February 23, 2005 (inception) to September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,326)	$(22,692)	$(126,168)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	-	(120,638)
Common stock issued for services	-	-	5,500
Amortization of note payable discount	-	-	3,665
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	(20,017)	21,597	20,816
Net cash (used) by operating activities	(37,343)	(1,095)	(210,276)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Development costs incurred	-	(47,384)	(117,016)
Net cash (used in) investing activities	-	(47,384)	(117,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	37,238	56,948	198,080
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	37,238	56,948	330,230

Effects of other comprehensive income	(1,007)	(571)	(393)

Net increase in cash	(1,113)	7,898	2,544
CASH, beginning of year	3,657	188	-
CASH, end of period	$2,544	$8,086	$2,544

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Debt settled in common shares	$-	$60,500	$65,500
Intangibles acquired for debt	$-	$385,500	$385,500

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

Management reviewed the intangible assets for potential impairment in their carrying costs. Given the on-going work and scheduled launch date to be within the next few months, management has concluded that current carrying costs should be revisited for potential impairment in December 2013.

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

Management reviewed the intangible assets for potential impairment in their carrying costs. Given the on-going work and scheduled launch date to be within the next few months, management has concluded that current carrying costs should be revisited for potential impairment in December 2013.

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

101
*The following financial information from our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------
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