Form 10-K
period 2014-03-31
ZD VENTURES Corp
filed 2014-06-30
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]  No [X]

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter(September 30, 2013: $4,384,485

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,943,300 as of June 30, 2014.

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

As used in this annual report, the terms "we", "us", "our", “the Company”, mean ZD Ventures Corporation, unless otherwise indicated.

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

ZDV’s current business strategy involves developing a social website aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. The Company is a developmental stage corporation and has not yet generated or realized any revenues from business operations.

In July 2012, the Company acquired all intellectual property related to the development of B’Wished, including all related URLs, designs, concepts and software codes which it plans to use in the continuous development of an interactive website - B’Wished - and generate business in the social e-commerce sector.

The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2014. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. ZDV has recently attracted an investor group which has already provided some funding and is willing to provide more equity funding to support the Company’s business strategy. However, the Company has not yet generated significant revenues and its current web site project is still under development stage. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2014, the Company employed no full time and no part time employees.  Hiring employees over the next twelve months will depend on the continued implementation of the current business strategy and if the required funds are raised. It is likely that for now, the Company will resort to hiring consultants as and when needed rather than employ people on a full time basis to keep its operational costs at minimum.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information. There is no established trading market in our Common Stock.  The Company's common stock is traded only on the OTC Quotation Board (OTC: ZDVN).

(b)  Holders.  As of March 31, 2014, there were approximately twenty nine (29) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED MARCH 31, 2014 AND 2013

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through to March 31, 2014. For the period from inception through to the year ended March 31, 2014, the registrant recognized an accumulated deficit of $195,480.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2014, and 2013 respectively.

Operating Expenses

Operating expenses for the year ended March 31, 2014 increased significantly from those for the fiscal year 2013. The increase of approximately $ 27,000 was due mainly to consultant fees of $ 25,000 paid to the Company’s CEO which were not being paid in prior years, and an increase in fees paid to external consultants for services including logistics consulting.

Professional Fees

Professional fees for the year ended March 31, 2014 include the fees charged by the Company’s independent accountant. Professional fees decreased from $10,073 to $8,500 for the fiscal year ended March 31, 2013 and 2014, respectively. In fiscal 2013, fees included charge of $ 4,000 by the independent accountant, $ 600 for tax returns preparations and $ 6,000 to a consultant who provided services as chief operating and investment officer, whose services were terminated in September 2012.

Consulting Fees

Consulting fee of approximately $ 46,000 for the fiscal 2014 included fee of $ 25,000 charged, for the first time, by the CEO and  $21,000  to Mr. Jeffrey Robinson who holds 31.36% of the issued and outstanding shares of the Company. Mr. Robinson signed a consulting agreement effective January 1, 2014, terminable with one month’s notice to provide business advisory, investor and public relation services for a monthly fee of €3,500.

During the fiscal year ended March 31, 2013, $11,000 was charged by two independent consultants for services including logistics consulting. During this period, the CEO was not charging any fees.

Travel, meals and promotion

During the fiscal 2014, a potential investor sent his representative to London and Spain to evaluate B’Wished project and other business opportunities in Spain, which resulted in him providing a convertible loan of $ 100,000 to the Company. The travel and related costs of approximately $12,000 were charged to the company.

There were no such costs in the prior years.

Interest Expense

Interest expense for the year ended March 31, 2014 totalled $13,397, compared to $11,442 at the year ended March 31, 2013. No interest was accrued after July 17, 2013, due to the negotiated five year extension of the note payable without any further interest to be charged. The Note holder, Birthday Slam Corp., an Ontario private corp., owned by a shareholder of the Company, will be entitled to receive 5% of the gross revenue earned by ZD Ventures until the full settlement of the note. Additionally, in February 2014, the Company received a $100,000 unsecured convertible loan with terms of accruing interest at a rate of 5% and repayment within 2 years. The loan and interest accrued can be converted into common shares of the Company at US$0.05 per common share.  The entire $100,000 principle of the note is a beneficial conversion feature due to the stock price.  The conversion feature of the convertible loan amortized $7,808 to interest expense.

Financial Condition, Liquidity and Capital Resources

For the twelve months ended March 31, 2014 and 2013, the Company has generated a negative cash flow from operations of approximately $67,000, which was met from available cash plus additional funds raised during the fiscal year. The Company was advanced a further loan of approximately $ 26,000 by a shareholder and received $ 100,000 from an independent party by way of a convertible loan at 5% interest, repayable within two years or convertible into Common shares of the Company at $0.05 per share. In absence of any potential revenue in the near future, the Company will continue to be dependent  upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.

As of March 31, 2014, the Company had cash of $74,415. The Company's total assets increased from $506,173 as of March 31, 2013 to $576,931. Total liabilities increased from $528,301 at March 31, 2013 to $573,566 at March 31, 2014. This increase is attributable to additional borrowing to pay expenses.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

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

Since the acquisition, direct development costs incurred total $117,016, which have been capitalized through  March 31, 2014. These costs were comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website, resulting in a first beta version of B’Wished portal. No new expenses were incurred in the fiscal 2014.

One of the key issues that remained to be resolved was the introduction of artificial intelligence technology which would allow customizing gift ideas to each user according to his or her personal preferences.

On January 1, 2014, the Company appointed Mr. Jeffrey Robinson as consultant. Mr. Robinson has close ties with IBM Spain senior management and was privy to some current and upcoming technologies that will allow for B’Wished to be the go to application for intelligent gifting.

In February 2014  the CEO of IBM, Virginia Rometty, announced at the Barcelona World Mobile Congress that Cloud, Big Data and Watson would be made open and available to all businesses of any size and application developers. B-Wished will now be able to use Artificial Intelligence, Intelligent Algorithms and Machine Learning science to suggest gifts to users for buying or receiving based on their profile data collected through Social Networks like Facebook and via web scraping technologies. Our delivery mechanism will be mobile and tablet but we will retain a web based presence.

The new technologies now available through IBM will significantly enhance the user experience for our users, an area in which we struggled after launching the first beta version.

Two other recent developments that will assist us in gaining traction and a robust user base include:

 - Facebook Developer Enhancements

Facebook has had a relatively closed application API (application programming interface)  until April 2014. Developers can now build upon the API and create seamless layers to interact with all the public information scraped from the social graph of any member and use gateways for payment processing. This will remove steps for our users and increase the user experience level.

 - Twitter Open API for Developers

Twitter has always had a closed API except for some very large Enterprise clients. In April Twitter announced the opening up of their API for application developers. The first significant client to take advantage of this is Amazon. A Twitter user can now browse items and add to his or her shopping cart directly from Twitter by linking the accounts. Amazon is B-Wished's main channel for products.

Next Steps for B-Wished

IBM and the B-Wished application development team will be meeting in mid-July 2014 for a one day brainstorming session to map out which IBM technologies should be integrated into the application. The session will include the head of ecommerce for IBM Spain, chief data scientist, and head of Watson Developer Platform. IBM has reviewed the B-Wished application and sees great merit in co-operating and providing us with superior technical know-how at a minimal cost.

We have projected that the next live version for B-Wished incorporating all the above mentioned tools and technologies can be completed at a cost of approximately $100,000.

The Company recently secured additional funding of $100,000 and new investors along with the existing ones have expressed their  willingness to finance the completion of the second beta version with IMB technology as explained above.

Significant added revenue streams potential:

B-Wished will be collecting extremely valuable user data. Making sense of the data and monetizing it will now be much easier for B-Wished using the suite of IBM technologies available to us. We now have direct access to algorithms used by the giant retailers and can deploy the same for B-Wished. This would have been extremely cost prohibitive before.

Affiliates

In Version1 B-wished had to manually sign up through each individual retailer. IBM's E Commerce platform will allow us 1 click access to most retailers globally as most are clients. IBM will provide us this at no cost. (The cost of one licence for a retailer is between 60K and 100K.)

Our lead technical developer is currently learning and configuring the platform.

Competition

Many applications on the web or mobile offer wish lists or registries - but none offer intelligent gifting using Artificial Intelligence. The main point B-Wished will solve is "what to gift and individual" via predictive and suggestive technology.

Summary

The hook to get user adoption will be the free gift feature. A user will sign up and be offered free gifts by retailers based on a user’s profile and geographic location. The user will have 24 hours to redeem some or all of the gifts offered to him or her. Retailer response to B-Wished has been 100% positive.

All retailers appear to show their willingness to participate. B-Wished will accumulate rich data as each free gift is redeemed. With 24 million birthdays daily, we have an enormous market.

IBM has opened up a door for us to create an incredibly useful platform for intelligent gifting. We have their support and technology. We plan to commence work on the next beta version after our June meeting with IBM Spain and are confident B-Wished’s next version will be completed by October 2014.

We hope to launch commercial version in early 2015. We believe we will be able to capture at least one percentage of the market initially, accelerating to five percentage in five years to generate revenues to break even in less than three years.

In light of the above, the Company’s management has concluded that the intangible assets have not sustained any permanent impairment as at March 31, 2014.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of $195,480. The Company realized a net loss from operations of $73,241 and $34,441, respectively, for the years ended March 31, 2014 and 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Further development of Beta one version of B’Wished web portal to its commercial launch will require further funding of at least $ 100,000 plus the Company will need operating costs until B’Wished can start generating revenue. The company secured a $ 100,000 convertible loan and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding. The consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Technology and Content

Technology and content costs consist principally of consulting fees involved in application development, editorial content and system support. These costs are directly incurred on website - B’Wished - development and applications supporting our business and are capitalized until the commencement of commercial applications and thereafter expensed as per ASC 350-50. The capitalized costs will be amortized over five years on commencement of commercial application.  Technology and content costs are included in intangible assets.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2014.

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

ZD Ventures Corporation

Financial Statements for the Year Ended March 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ZD Ventures, Inc.

We have audited the accompanying balance sheets of Integrated Electric Systems, Inc. as of March 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZD Ventures, Inc. as of March 31, 2014 and 2013 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kyle L. Tingle, CPA, LLC

June 16, 2014

Las Vegas, Nevada

ZD Ventures Corporation

 (A development stage enterprise)

Balance Sheets

	March-31-2014	March-31-2013
ASSETS		(Restated)
CURRENT ASSETS
Cash	$74,415	$3,657
Total Current Assets	74,415	3,657
Intangible assets	502,516	502,516
Total Assets	$576,931	$506,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$54,000	$42,459
Advances from stockholder	186,758	160,842
Note payable	-	325,000
Total Current Liabilities	240,758	528,301

LONG-TERM LIABILITIES
Convertible debt, net of debt discount	7,808
Note payable	325,000	-
Total Long-Term Liabilities	332,808	-
Total Liabilities	573,566	528,301

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 shares issued and outstanding at March 31, 2014 and March 31, 2013.	15,943	15,943
Additional paid-in capital	170,157	70,157
Accumulated other comprehensive income (loss)	12,745	614
Deficit accumulated during the development stage	(195,480)	(108,842)
Total Stockholders’ Equity (Deficit)	3,365	(22,128)
Total Liabilities and Stockholders’ Equity (Deficit)	$576,931	$506,173

The accompanying notes are an integral part of the financial statements.

 ZD Ventures Corporation

(A development stage enterprise)

Statements of Operations

Year ended March 31,	2014	2013	Cumulative from February 23, 2005 (inception) to March 31, 2014
REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	6,667	13,368	65,265
Professional fees	8,500	10,073	143,535
Consulting fees	46,432	11,000	57,432
Travel, meals and promotions	11,642	-	11,642
Geological, mineral, prospecting costs	-	-	9,740
Total expenses	73,241	34,441	287,614
Loss from operations	(73,241)	(34,441)	(287,614)
Gain on disposition of debt	-	-	120,638
Interest expense	(13,397)	(11,442)	(28,504)
Net loss	(86,638)	(45,883)	(195,480)
Other comprehensive gain (loss)	12,131	(1,761)	12,745
Comprehensive gain (loss)	$(74,507)	$(47,644)	$(182,735)

Basic and diluted loss per weighted average common share	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	15,943,300	15,723,052

The accompanying notes are an integral part of the financial statements.

 ZD Ventures Corporation

(A development stage enterprise)

Statement of Shareholders’ Equity

	Number of shares	Common stock	Additional Paid-in Capital	Deficit Accumulated During Pre- exploration stage	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, February 23, 2005	-	$-	$-	$-	$-	$-
Shares issued at $0.001	2,500,000	2,500	-	-	-	2,500
Shares issued at $0.003	700,000	700	1,400	-	-	2,100
Shares issued at $0.0025	4,000,000	4,000	6,000	-	-	10,000
Shares issued at $0.01	550,000	550	4,950	-	-	5,500
Net loss	-	-	-	(820)	-	(820)
BALANCE, March 31, 2005	7,750,000	7,750	12,350	(820)	-	19,280
Net loss	-	-	-	(25,102)	-	(25,102)
BALANCE, March 31, 2006	7,750,000	7,750	12,350	(25,922)	-	(5,822)
Shares issued for services	2,500	3	247	-	-	250
Net loss	-	-	-	(21,335)	-	(21,335)
BALANCE, March 31, 2007	7,752,500	7,753	12,597	(47,257)	-	(26,907)
Shares issued for services	2,500	2	248	-	-	250
Net comprehensive loss	-	-	-	-	(250)	(250)
Net loss	-	-	-	(22,344)	-	(22,344)
BALANCE, March 31, 2008	7,755,000	7,755	12,845	(69,601)	(250)	(49,251)
Net loss	-	-	-	(32,443)	-	(32,443)
BALANCE, March 31, 2009	7,755,000	7,755	12,845	(102,044)	(250)	(81,694)
Net loss	-	-	-	(32,453)	2,625	(29,828)
BALANCE, March 31, 2010	7,755,000	7,755	12,845	(134,497)	2,375	(111,522)
2 for 1 forward split	7,755,000	7,755	(7,755)	-	-	-
Net loss	-	-	-	(38,429)	-	(38,429)
BALANCE, March 31, 2011	15,510,000	15,510	5,090	(172,926)	2,375	(149,951)
Net loss	-	-	-	109,967	-	109,967
BALANCE, March 31, 2012	15,510,000	15,510	5,090	(62,959)	2,375	(39,984)
Shares issued for debt settlement	400,000	400	60,100			60,500
Shares issued for services	33,300	33	4,967			5,000
Net loss	-	-	-	(45,883)	(1,761)	(47,644)
BALANCE, March 31, 2013	15,943,300	15,943	70,157	(108,842)	614	(22,128)
Debt discount related to beneficial conversion feature	-	-	100,000			100,000
Net loss	-	-	-	(86,638)	12,131	(74,507)
ENDING BALANCE, March 31, 2014	15,943,300	$15,943	$170,157	$(195,480)	$12,745	$3,365

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

(A development stage enterprise)

Statements of Cash Flows

Year ended March 31,	2014	2013	Cumulative from February 23, 2005 (inception) to March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,638)	$(45,883)	$(195,480)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	-	(120,638)
Common stock issued for services	-	5,000	5,500
Amortization of note payable discount	7,808	-	11,473
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	11,541	37,709	52,374
Net cash (used) by operating activities	(67,289)	(3,174)	(240,222)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Development costs incurred	-	(117,016)	(117,016)
Net cash (used in) investing activities	-	(117,016)	(117,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	25,916	125,420	186,758
Proceeds from convertible loan	100,000	-	100,000
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	125,916	125,420	418,908

Effects of other comprehensive income	12,131	(1,761)	12,745

Net increase (decrease) in cash	70,758	3,469	74,415
CASH, beginning of period	3,657	188	-
CASH, end of period	$74,415	$3,657	$74,415

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Beneficial conversion feature on convertible debt	$100,000	$-	$100,000
Debt settled in common shares	$-	$65,500	$65,500
Intangibles acquired for debt	$-	$385,500	$385,500

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

(A development stage enterprise)

Year ended March 31, 2014

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a development stage corporation, and operates from its executive office in Toronto, Ontario, Canada.  The Company is currently in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities".  Most of the activities of the Company to date relate to its organization, funding , and development of a commercial web portal.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 4). The company plans to complete the design and development of this web site and to launch it commercially as soon as possible.

(B)  Basis of Presentation

The audited financial statements for the year ended March 31, 2014 are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

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

ZD Ventures Corporation

(A development stage enterprise)

Year ended March 31, 2014

NOTES TO FINANCIAL STATEMENTS

(F)  Technology and Content

Technology and content costs consist principally of consulting fees involved in application development, editorial content and system support. These costs are directly incurred on website - B’Wished - development and applications supporting our business and are capitalized until the commencement of commercial applications and thereafter expensed as per ASC 350-50 “Website Development Costs.” The capitalized costs will be amortized over five years on commencement of commercial application.  Technology and content costs are included in intangible assets.

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

(I)  Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalent. As of March 31, 2014 and 2013 the Company had no cash equivalents.

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

(K)  Share-Based Compensation

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

ZD Ventures Corporation

(A development stage enterprise)

Year ended March 31, 2014

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

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three-level hierarchy for fair value measurements is defined as follows:

•

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable of the asset or liability other than quoted prices, either directly or indirectly including inputs in markets that are not considered to be active;

•

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of March 31, 2014, the Company has an accumulated deficit amount of $195,480.

ZD Ventures Corporation

(A development stage enterprise)

Year ended March 31, 2014

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

The management has evaluated all recently issued accounting pronouncements through to the filing date of these financial statements and believes that these pronouncements, although for the current filing date, will not have a material effect on the Company.

NOTE 4 - ACQUIRED INTANGIBLE ASSETS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, owned by a shareholder of the Company, assets comprising of a website and related applications for commercial use under development “B’Wished”, which are included as intangible assets and will be amortized on a straight line basis over their useful life, considered to be five years upon commencement of their commercial usage.

The primary reason for this acquisition was to enable the Company to engage in revenue generating business activities.

The following were the movements in the intangible assets during the fiscal year:

	March 31, 2014	March 31, 2013
Balance, beginning of the year	$502,516	$-
Amounts relating to acquisition during the year	-	385,500
Development costs incurred during the year	-	117,016
Balance, end of the year	$502,516	$502,516

Development costs are comprised of fees paid to various consultants for content development, design and editorial work on the B’Wished website, resulting in a first beta version of B’Wished portal. No new expenses were incurred in the fiscal 2014.

One of the key issues that remained to be resolved was the introduction of artificial intelligence technology which would allow customizing gift ideas to each user according to his or her personal preferences. The Company’s consultant is currently negotiating with IBM Spain for the use of some of their latest technologies which will enable the Company to incorporate the required artificial intelligence module in the Beta version of B’Wished. The further development work will commence on receiving approval from IBM for use of their technologies.

The Company has projected that the next live version of  B-Wished Portal incorporating all the required  tools and technologies can be completed at an additional cost of approximately $100,000, which the existing and new potential investors have indicated they would meet.

In light of the above, the Company’s management has concluded that the intangible assets have not sustained any permanent impairment as at March 31, 2014.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

NOTE 5 - CONVERTIBLE LOAN

In February 2014, the Company received a $100,000 unsecured convertible loan repayable within two years and carrying interest at 5% p.a. The loan and interest accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lender within the repayment period.

ZD Ventures Corporation

(A development stage enterprise)

Year ended March 31, 2014

NOTES TO FINANCIAL STATEMENTS

We calculated the present value of the beneficial convertible feature (BCF) based on the quoted market price of $0.14 per the Company’s common share on the date of the loan, 5% interest and two year term and worked out a BCF of $ 180,000. Since BCF was greater than the face value of the loan, the entire amount of loan is included under equity  pursuant to ACS Topic 470-20, formerly EITF Issue No. 98-5 (EITF 98-05”), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,”.

Total interest accrued on this note payable as of March 31, 2014 is approximately $781.   The note discount is amortized over the term of the convertible loan and charged to interest expense.  Debt discount charged to interest expense for the year ending March 31, 2014 was $7,808.  Unamortized discount is $92,192.

NOTE 6 - NOTE PAYABLE

The note payable issued to Birthday Slam Corporation (“BSC”), a Canadian based private company in Ontario, matured for payment on July 17, 2013. However, the Company negotiated a five-year extension up to July 17, 2018. The note holder agreed that no further interest was to be accrued after the original maturity date of July 17, 2013 and that BSC would be entitled to receive 5% of the gross revenue earned by the Company until full settlement of the Note. BSC is owned by Mr. John Robinson who is a shareholder of the Company.

Total interest accrued on this note payable up to July 17, 2013 is $16,250.

NOTE 7 - COMMON STOCK

At March 31, 2012, the Company had 200,000,000 common shares of par value $0.001 common stock authorized and 15,510,000 issued and outstanding. During the year-ended March 31, 2013, the Company issued 400,000 shares of common stock as a part of the purchase agreement for the acquisition of the assets of BSC and 33,300 shares of common stock in settlement of consulting fees. There were no movements during the fiscal year 2014. The Company has a total of 15,943,300 common shares issued and outstanding as of March 31, 2014.

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER

	March 31, 2014	March 31, 2013
Balance, beginning of year	$160,842	$35,422
Funds advanced	25,916	125,420
Balance, end of year	$186,758	$160,842

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest.

ZD Ventures Corporation

(A development stage enterprise)

Year ended March 31, 2014

NOTES TO FINANCIAL STATEMENTS

CONSULTING FEES

Year ended March 31,	2014	2013
Fee charged by the CEO	$25,000	$--
Fee charged by a consultant who owns 31.36% equity interest in the Company	21,432	--
Other consulting fees	--	11,000
	$46,432	$11,000

The fees charged by the CEO are included in accounts payable.

TRAVEL, MEALS AND PROMOTIONS

Travel and meals costs included $1,013 reimbursed to a consultant who owns 31.36% equity interest in the Company.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which provides for an asset and liability approach of accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributed to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

For the years ended March 31, 2014, and 2013, respectively, the Company produced net operating losses before provision for income taxes of $86,638, and $45,883 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2014 and 2013.

The component of the Company’s deferred tax assets as of March 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carryover	$(68,418)	$(38,095)
Valuation allowance	68,418	38,095
Net provision for federal income taxes	$--	$--

The Company’s effective income tax rate of 0.0% differs from the federal statutory rate of 35% for the reason set forth below for the years ended March 31:

	2014	2013
Income tax (recoverable) payable at statutory rate	$(30,323)	$(16,675)
Valuation allowance	30,323	16,675
Net provision for federal income taxes	$--	$--

As at the year-end the Company had a net tax loss carried forward of $195,480 (2013: $108,842). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2028 and 2034.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2014 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management which basically comprises our Chief executive and financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and  financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive  and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Remediated Material Weakness

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, which result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Subsequent to issuance of the Company's March 31 2013 financial statements the Company's management identified an error related to the proper treatment of the acquisition of B’Wished as a business acquisition.  It was determined that it was the acquisition of assets and no goodwill should have been recorded.

On February 27, 2014 the Company restated the Company's audited financial statements as of March 31, 2014 and for the year then ended (the "Restatement") to reflect the intangible assets and remove the allocation to Goodwill.

The Company will use outside experts if other complicated transactions occur to prevent this type of weakness to occur in the future.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2014. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2014, our internal control over financial reporting and disclosure controls and procedures was not effective based on those criteria. During the fiscal year 2014, CEO’s assistant who was a Canadian CPA was providing the required duel control on operational and financial matters. However, she has recently left for another job and appointing a full time staff is not presently considered cost effective.

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

Changes in Internal Control Over Financial Reporting

The major change as explained above was the departure of the CEO’s assistant who provided the required duel control on financial reporting matters.  The Company does not consider hiring any other staff at this stage cost effective. Thus, our CEO would continue to be the sole person controlling all aspects of the Company’s affairs on a part time basis.  These changes  are reasonably likely to materially affect, adversely,  our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Kam Shah	63	Chief Executive and Financial Officer, Secretary and Director

Business Experience

Kam Shah is a CPA in good standing with the American Institute of Certified Public Accountants (United States) and is a CA in good standing with the Canadian Institute of Chartered Accountants.  Mr. Shah is the Chief Financial Officer for Portage Biotech Inc., (“Portage”), a company engaged in the biotech pharmaceutical sector that is currently traded on the OTCQB under the symbol “PTGEF”.  Mr. Shah has been in these capacities since July 2004.

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

Conflicts of Interest

None of our officers will devote more than a portion of his time to our affairs. There will be occasions when the time requirements of our business conflict with the demands of the officers’ other business activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favourable to us and within the resources available to us.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Kam Shah is our sole director and officer for the years ended March 31, 2014 and 2013. During the fiscal year ended March 31, 2013, Mr. Shah received no compensation, restricted stock awards, long-term incentive plan payouts or other types of compensation. During the fiscal year ended March 31, 2014, Mr. Shah was paid a cash fee of US$25,000 for his services for the year, and is expected to continue to charge this fee on a go forward basis. No other forms of compensation were awarded.

Compensation of Directors

As of the fiscal year ended March 31, 2014, the sole director and CEO is charging an annual fee of US$25,000 for management services to the Company. Prior to this year, no fees were paid.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2014, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2014, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Name and Address	Title of Class	Common Stock Beneficially Owned Number	Percent (1)
Jeffrey Robinson 2310 Paseo Del Prado # A206, Las Vegas, NV 89102	Common	5,000,000	31.36%
Kam Shah - sole director and Executive Officer 47 Avenue Road, Suite 200 Toronto, Ontario M5R 2G3		Nil	Nil

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2014. As of March 31, 2014, there were 15,943,300 shares of our common stock issued and outstanding.

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

Further, Mr. Jeffrey Robinson has been appointed as a consultant to the Company effective January 1, 2014 for a fee of €3,500. This appointment is terminable with one month’s notice.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended March 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Tax fees were not charged by the principal accountant during the fiscal year ended March 31, 2013, but were charged by an independent consulting firm for tax services rendered during the period.

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2014	$9,500	none	none	none
2013	$4,000	none	$600	none

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

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at March 31, 2014 and 2013

•

Statements of Operations for the years ended March 31, 2014 and 2013 and for the period from February 23, 2005 (Inception) to March 31, 2014

•

Statements of Stockholders’ Equity (Deficit) for the period from February 23, 2005 (Date of Inception) to March 31, 2014

•

Statements of Cash Flows for the years ended March 31, 2014 and 2013 and for the period from February 23, 2005 (Date of Inception) to March 31, 2014

•

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
101

*The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2014 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZD VENTURES CORPORATION

Date: June 30, 2014

By: /s/ Kam Shah
Kam Shah, Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2014

By: /s/Kam Shah
Kam Shah Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer) (Principal Financial Officer)