Form 10-Q
period 2014-06-30
ZD VENTURES Corp
filed 2014-08-15
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2014

[  ]  Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZD VENTURES CORPORATION

(Exact name of registrant as specified in its charter)

_____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 14, 2014, there were 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or may contain forward-looking  statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to,  economic, political and market conditions and fluctuations, government and industry regulation,  interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbour for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

(A development stage enterprise)

Condensed Balance Sheets

	June 30, 2014	March 31, 2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$5,304	$74,415
Investments, available for sale	47,950	-
Total Current Assets	53,254	74,415
Rent deposits	12,974	-
Intangible assets	502,516	502,516
Total Assets	$568,744	$576,931
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$49,625	$54,000
Advances from stockholder	247,573	186,758
Total Current Liabilities	297,198	240,758
LONG-TERM LIABILITIES
Convertible debt, net of debt discount	20,274	7,808
Note payable	325,000	325,000
Total Long-Term Liabilities	345,274	332,808
Total Liabilities	642,472	573,566
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,943,300 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	15,943	15,943
Additional paid-in capital	170,157	170,157
Accumulated other comprehensive income	1,363	12,745
Deficit accumulated during the development stage	(261,191)	(195,480)
Total Stockholders’ (Deficit) Equity	(73,728)	3,365
Total Liabilities and Stockholders’ (Deficit) Equity	$568,744	$576,931

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

(A development stage enterprise)

Condensed Statements of Operations

(Unaudited)

Three months ended June 30,	2014	2013	Cumulative from February 23, 2005 (inception) to June 30, 2014

REVENUES	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	6,681	1,469	71,946
Professional fees	16,818	4,000	160,353
Consulting	27,023	-	84,455
Travel and promotions	238	3,526	11,880
Rent	6,194	-	6,194
Geological, mineral, prospecting costs	-	-	9,740
Total expenses	56,954	8,995	344,568
Loss from operations	(56,954)	(8,995)	(344,568)
Gain on disposition of debt	4,955	-	125,593
Interest expense	(13,712)	(4,051)	(42,216)
Net loss	(65,711)	(13,046)	(261,191)
Other comprehensive income (loss)	(11,382)	3,390	1,363
Comprehensive loss	$(77,093)	$(9,656)	$(259,828)

Loss per weighted average common share, basic and diluted	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	15,943,300	15,943,300

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

(A development stage enterprise)

Condensed Statements of Cash Flows

(Unaudited)

Three months ended June 30,	2014	2013	Cumulative from February 23, 2005 (inception) to June 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,711)	$(13,046)	$(261,191)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	(4,955)	-	(125,593)
Common stock issued for services	-	-	5,500
Amortization of note payable discount	12,466	-	23,939
Amortization of prepaid interest	-	-	6,549
Changes in operating assets and liabilities
Increase in prepaid expenses	(500)	-	(500)
Increase in rent deposits	(12,974)	-	(12,974)
Increase (decrease) in accounts payable and accrued liabilities	1,080	(13,902)	53,454
Net cash used by operating activities	(70,594)	(26,948)	(310,816)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investments	(47,950)	-	(47,950)
Development costs incurred	-	-	(117,016)
Net cash used in investing activities	(47,950)	-	(164,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	-	20,100
Advances from stockholder	60,815	24,484	247,573
Proceeds from convertible loan	-	-	100,000
Proceeds from notes payable	-	-	117,050
Payments on notes payable	-	-	(5,000)
Net cash provided by financing activities	60,815	24,484	479,723

Effects of other comprehensive income(loss)	(11,382)	3,390	1,363

Net increase in cash	(69,111)	926	5,304
CASH, beginning of period	74,415	3,657	-
CASH, end of period	$5,304	$4,583	$5,304

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Beneficial conversion feature on convertible debt	$-	$-	$100,000
Debt settled in common shares	$-	$-	$65,500
Intangibles acquired for debt	$-	$-	$385,500

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

(A development stage enterprise)

Three months ended June 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, is a development stage corporation, and operates from its executive office in Toronto, Ontario, Canada.  The Company is currently in the development stage as defined under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 915-10, “Development Stage Entities".  Most of the activities of the Company to date relate to its organization, funding, and development of a commercial web portal.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 4). The company plans to complete the design and development of this web site and to launch it commercially as soon as possible.

(B) Basis of Presentation

The unaudited interim financial statements as of and for the three months ended June 30, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2014. The significant accounting policies followed are same as those detailed in the said Annual Report except for the following new policy adopted during the period ended June 30, 2014:

(C) Investments available for sale

The Company’s investments in emerging private entities through a Spanish investment club (Club)  are classified as available for sale and are reported at fair value based on performance report of each of the investee entities provided by the Club. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

(D) Use of estimates

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

ZD Ventures Corporation

(A development stage enterprise)

Three months ended June 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2014, the Company has an accumulated deficit amount of $261,191.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU No.  2013-11,  "Presentation  of an  Unrecognized  Tax Benefit When a Net Operating Loss  Carry forward,  a Similar  Tax Loss,  or a Tax Credit Carry forward  Exists,"  which is intended to eliminate the  diversity  that is in practice with regard  to the financial statement  presentation of unrecognized tax benefits  when a net operating loss carry forward,  a similar tax loss, or a tax credit  carry forward  exists. ASU No. 2013-11 is effective for fiscal years and interim periods within those years, beginning after December 15, 2014, with early adoption permissible.  The adoption of this update is not expected to have a material impact on the Company's interim consolidated financial statements.

In June 2014, the FASB issued ASU No.  2014-10,  "Development  Stage Entities,"  which  intends to remove the  definition of a development  stage  entity from the Master  Glossary of the  Accounting  Standards Codification,  thereby removing the financial  reporting  distinction between  development stage entities and other reporting entities from U.S. GAAP. In addition,  the update  eliminate the  requirements  for  development   stage   entities  to  (1)   present   inception-to-date  information in the statements of income,  cash flows, and shareholder   equity, (2) label the financial  statements as those of a development stage entity,  (3) disclose a description  of the  development  stage  activities  in which the entity is engaged,  and (4)  disclose in the  first  year in which  the  entity is no  longer a  development  stage entity that in prior years it had been in the development  stage.  ASU No.  2014-10  is  effective  for  fiscal  years and  interim  periods  beginning  after December 15,2014,  with early adoption  permissible.  The Company plans to adopt this update for its interim financials for the six months ended September 30, 2014.

ZD Ventures Corporation

(A development stage enterprise)

Three months ended June 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INTANGIBLE ASSETS

The following were the movements in the intangible assets:

	Three months to June 30, 2014	Year ended March 31, 2014

Balance, beginning of the period	$502,516	$502,516
		-
Balance, end of the period	$502,516	$502,516

Certain unpaid development costs incurred in the prior periods were considered no longer payable and were reversed during the current reporting period.

As explained in Note 4 of the financial statements for the year ended March 31, 2014, further development work on B’Wished website will commence on receiving approval from IBM for use of their technologies

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

The Company’s management adopts the position that, as at June 30, 2014, there were no indicators of any permanent impairment in the intangible assets.

NOTE 5- INVESTMENTS, AVAILABLE FOR SALE

On January 27, 2014, the Company became member of an Investment Club in Spain. The Club on behalf of its members invest in early stage companies with strong growth potential. The investments are usually disposed of when the Club manager believes that expected growth is achieved. The proceeds are distributed among the members in proportion to their investments, after Club’s fees and related costs.

During the three months ended June 30, 2014, the Company made the following investments through the Club. The investments constituted less than 5% of the total equity of the related investee entities:

Mailtrack Company SL	$27,400
Mobile Media Content	20,550
$47,950

As at June 30, 2014, the carrying value of these investments is considered equal to their fair value.

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

ZD Ventures Corporation

(A development stage enterprise)

Three months ended June 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY TRANSACTIONS

(a)  ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

	Three months to June 30, 2014	Year ended March 31, 2014

Balance, beginning of the period	$186,758	$160,842
funds advanced	60,815	25,916
Balance, end of the period	$247,573	$186,758

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

(b)

Consulting fee includes $ 6,000 charged by the CEO and $15,063 charged by a consultant who owns 31.36% equity interest in the Company.

(c)

Payables include $4,000 due to the CEO and $4,110 due to the consultant who owns 31.36% equity interest in the Company.

(d)

General and administration expenses include $1,133 being telephone expenses reimbursed to the consultant who owns 31.36% equity interest in the Company.

NOTE 8 - COMMITMENTS

(a)

The Company signed a five year lease in June 2014, for an office space in Barcelona, Spain for a monthly rent of €2,291.74 (approximately $3,140). Landlord agreed to charge only half month’s rent for the first seven months. The lease is cancelable at the option of the Company after twelve months. Monthly rent is fixed for the first three years.

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

Effective June 15, 2014, the Company leased an office space of approximately 180m2 in Barcelona Spain. The office will be used by the Company’s consultants to monitor the Company’s investments and development of B’Wished web site and other future businesses that the Company may get involved in Spain.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2014 and the audited financial statements and notes for the year ended March 31, 2014.

Business Plan and Strategy

ZDV’s current business strategy involves, primarily, developing a social website ( B’Wished)  aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company and secondarily participating in the initial  investment in new and emerging companies through a Spanish investment club in which the Company became a member in January 2014.

The Company is a developmental stage corporation and has not yet generated or realized significant revenues from business operations

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2014. For the period from inception through to the quarter ended June 30, 2014, the Company recognized a net loss of $261,191.

Operating expenses for the three months ended June 30, 2014, increased significantly from those for the three months ended June 30, 2013. The increase of approximately $50,000 is attributable to legal and consulting fees of approximately $ 40,000 charged for the first time during the quarter under review.

Professional Fees

Professional fees for the three months ended June 2014 were $16,818 compared to the fees of $4,000 for the three months ended June 30, 2013. The fees for the three months ended June 30, 2014 included legal fee of approximately $ 12,000 charged by a lawyer in Spain which were due to various investment activities initiated during the quarter. There were no such legal fees during the three months ended June 30, 2013.

Consulting fee

Consulting fee for the three months ended June 30, 2014 included $ 6,000 charged by the CEO, approximately $15,000 charged by a consultant who owns approximately 31.36% equity in the Company and is based in Barcelona, Spain and provides investor relation services and overseas B’Wished development. The balance of the consulting fee of approximately $6,000 was charged by a non-related consultant in Barcelona, Spain, providing administration and web site development services.

No consulting fees or expenses were paid during the three month period ended June 30, 2013.

Rent

In June 2014, the Company signed a five-year lease on an approximately 180 square metre of office premises in Barcelona , Spain at a monthly lease of € 2,291.74, subject to 50% reduction for the first seven months. The lease is however, cancellable by the Company after twelve months.

Rent costs of $6,194  for the three months ended June 30, 2014  included rent of $1,636 , commission of $3,927 charged by the real estate broker and $632 incurred in painting and minor work done on premises prior to moving in.

In addition, the Company also paid legal and additional rent deposit of $12,974, which is included under assets.

There were no rental costs during the three months ended June 30, 2013.

Interest Expense

Interest expense for the three month period ended June 30, 2014 totalled $13,712, and was $4,051 for the three months ended June 30, 2013.

Interest of $13,712 consisted of interest of $1,247 at 5% on convertible debt and amortized amount of $12,466 representing the convertible feature of the convertible debt for the three months ended June 30, 2014.

Interest of $4,051 for the three months ended June 30, 2013 related to interest charged on Note payable for that period. Interest charge on the Note payable was discontinued effective July 17, 2013 under a new arrangement with the Note holder.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2014 and 2013, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with rented premises and the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements and the debt associated with the acquisition of B’Wished.

As of June 30, 2014, the Company had cash of $5,304. The Company's total assets decreased marginally from $576,931 as at March 31, 2014 to $568,744 as at June 30, 2014. Total liabilities increased from $573,566 as of March 31, 2014 to $642,472 as of June 30, 2014. These increases are attributable to additional borrowing to pay expenses.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger, acquisition or outright sale.

Investments

On January 27, 2014, the Company acquired a membership to a private investors’ club in Barcelona, Spain, Necotium Investors Club (Club). The Club has been created as a platform to promote, channel and monitor investment in early stage companies with strong growth potential. The Company will thus have access to investment opportunities in entities with high growth potentials.

Up to June 30, 2014, the Company participated in two such investments:

Mailtrack Company SL	$27,400
Mobile Media Content	20,550
$47,950

The Company’s indirect equity interest in both the above entities is under 5%. The Club’s review committee will monitor these investments on behalf of its members and will recommend their disposal at an appropriate time. Approximately 80% of the capital gain on disposal of investments will be distributed to the participating members in proportion to their invested amount. The remaining 20% is retained by the Club as a bonus for the managers of the Club.

The investments are considered as available for sale and are stated at their fair value. The fair value consideration will be based on a quarterly report to be received from the Club manager on each of the investments. As at June 30, 2014, the carrying value is considered to be equal to the fair value.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of $261,191. The Company realized a net loss from operations of $65,711 and $13,046, respectively, for the three months ended June 30, 2014 and 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Development of Beta one version of B’Wished web portal to its commercial launch will require further funding of at least $ 100,000 plus the Company will need operating costs in connection with its Spanish office, until B’Wished and other investments can start generating revenue. The Company has so far been funded by its shareholder and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive and Financial officer to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer who is also our  principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this From 10-Q. Based on that evaluation, the Company's principal executive  and financial officer concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of the end of the quarter ended March 31, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of March 31, 2014, the Company determined that the following items constituted material weaknesses:

•

The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•

The Company does not have duel controls as management consists of only one person who acts as CEO and CFO on a part time basis. The Company also does not have  an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

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

Date:  August 14, 2014

*   Kam Shah has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.