Form 10-Q
period 2014-09-30
ZD VENTURES Corp
filed 2014-11-17
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2014

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

______________________________________________________________

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

As of November 14, 2014, there were 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

As at	Sept. 30, 2014	March 31, 2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$2,846	$74,415
Prepayments	52,100
Investments, available for sale	44,100	-
Total Current Assets	99,046	74,415
Rent deposits	11,932	-
Furniture	5,608
Intangible assets	502,516	502,516
Total Assets	$619,102	$576,931

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$59,982	$54,000
Advances from stockholder	358,259	186,758
Total Current Liabilities	$418,241	$240,758
LONG-TERM LIABILITIES
Convertible debt, net of debt discount	32,876	7,808
Note payable	325,000	325,000
Total Long-Term Liabilities	$357,876	$332,808
Total Liabilities	$776,117	$573,566

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,943,300 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	15,943	15,943
Additional paid-in capital	170,157	170,157
Accumulated other comprehensive income	2,919	12,745
Deficit accumulated during the development stage	(346,034)	(195,480)
Total Stockholders’ (Deficit) Equity	$(157,015)	$3,365
Total Liabilities and Stockholders’ (Deficit) Equity	$619,102	$576,931

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended		Six months ended
September 30,	2014	2013	2014	2013
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and admin expenses	9,658	2,023	22,771	7,018
Professional fees	26,460	1,500	43,278	5,500
Consulting	34,862	-	61,885	-
Total expenses	$70,980	$3,523	$127,934	$12,518
Loss from operations	(70,980)	(3,523)	(127,934)	(12,518)
Gain on disposition of debt	-	-	4,955	-
Interest expense	(13,863)	(757)	(27,575)	(4,808)
Net loss	(84,843)	(4,280)	(150,554)	(17,326)
Other comprehensive income (loss)	1,556	(4,397)	(9,826)	(1,007)
Comprehensive loss	(83,287)	(8,677)	(160,380)	(18,333)

Loss per weighted average common share, basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)
Number of weighted average common shares outstanding	15,943,300	15,943,300	15,943,300	15,943,300

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Cash Flows

(Unaudited)

Six months ended September 30,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(150,554)	$(17,326)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	(4,955)
Amortization of note payable discount	25,068
Changes in operating assets and liabilities
Increase in prepaid expenses	(52,100)
Increase in rent deposits	(11,932)
Increase (decrease) in accounts payable and accrued liabilities	10,937	(20,017)
Net cash used by operating activities	$(183,536)	$(37,343)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Investments	(44,100)
Furniture	(5,608)
Net cash used in investing activities	$(49,708)	$-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	171,501	37,237
Net cash provided by financing activities	$171,501	$37,237
Effects of other comprehensive income(loss)	(9,826)	(1,007)
Net increase in cash	(71,569)	(1,113)
CASH, beginning of period	74,415	3,657
CASH, end of period	$2,846	$2,544

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Six months ended September 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from rental premises in Barcelona, Spain and from  its executive office in Toronto, Ontario, Canada.  Most of the activities of the Company to date relate to its organization, funding, and development of a commercial web portal.

In July 2012, the Company acquired certain intellectual properties related to a social website under development (Note 5). The company plans to complete the design and development of this web site and to launch it commercially as soon as possible.

(B)  Basis of Presentation

The unaudited interim financial statements as of and for the three and  six months ended September 30, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six  months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2014. The significant accounting policies followed are same as those detailed in the said Annual Report except for the following new policy adopted during the period ended September 30, 2014:

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

Furniture

Furniture items are stated at cost and depreciated to their estimated residual value over their estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method.

ZD Ventures Corporation

Six months ended September 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

Use of estimates

The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial position and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to complete the design and development of its website, to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2014, the Company has an accumulated deficit amount of $346,034.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's consolidated financial statements and notes to the consolidated financial statements.

ZD Ventures Corporation

Six months ended September 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2016 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied as a cumulative effect adjustment as of the date of adoption. The Company will evaluate  the impact of adopting the new standard once it begins generating revenue.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage  entities and other reporting  entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for this unaudited condensed consolidated financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - PREPAYMENTS

	September 30, 2014	March 31, 2014
Legal fee paid in advance	$1,700	$--
Advance towards acquisition (i)	50,400	--
	$52,100	$--

(i)

The amount, € 40,000, was advanced in instalments between July 2014 and September 2014 to Mr. Sergi Vargas Vila, a non -related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises (Bluesence). The Company is currently negotiating acquisition of all shares in Bluesence from Mr. Vila. The amount lent will be adjusted against the purchase price. While the loan agreement dated July 4, 2014 provides for an interest at 4 basis point over EURIBOR rate, the Company does not intend to charge any interest due to acquisition negotiations. No interest has therefore been accrued. The loan will mature for repayment in six months if no acquisition takes place.

ZD Ventures Corporation

Six months ended September 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

There were no movements during the period.

As explained in Note 4 of the financial statements for the year ended March 31, 2014, further development work on B’Wished website will commence on receiving approval from IBM for use of their technologies

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

The Company’s management adopts the position that, as at September 30, 2014, there were no indicators of any permanent impairment in the intangible assets. The shareholders financially backing the Company currently have expressed their full support to the development of the B’Wished web site.

NOTE 6 - INVESTMENTS, AVAILABLE FOR SALE

On January 27, 2014, the Company became member of Necotium, a pledge fund in Spain. The Fund on behalf of its members invest in early stage companies with strong growth potential in technology sector. The investments are usually disposed of when the Fund manager believes that expected growth is achieved. The proceeds are distributed among the members in proportion to their investments, after the Fund’s fees and related costs.

During the six months ended September 30, 2014, the Company made the following investments through the Fund. The investments constituted less than 5% of the total equity of the related investee entities:

	Original amount	Date of	As at Sept. 30
	Invested	investment	2014
Mailtrack Company SL	€ 20,000	June 6, 2014	$25,200
Mobile Media Content	€ 15,000	April 16, 2014	18,900
			$44,100

As at September 30, 2014, the carrying value of these investments is considered equal to their fair value.

NOTE 7 - NOTE PAYABLE

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

ZD Ventures Corporation

Six months ended September 30, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS

(a)

ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

	Six months to September 30, 2014	Year ended March 31, 2014
Balance, beginning of the period	$186,758	$160,842
funds advanced	171,501	25,916
Balance, end of the period	$358,259	$186,758

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company  and brother of the CEO. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

(b)

Consulting fee includes $ 12,000 charged by the CFO, $ 29,157 charged by a consultant who owns 31.36% equity interest in the Company and who is a brother of the CEO and $7,108 charged by the CEO.

(c)

Payables include $ 6,000 due to the CFO and $ 4,410 due to the consultant who owns 31.36% equity interest in the Company and is a brother of CEO.

(d)

General and administration expenses include $ 1,133 being telephone expenses and $ 682 travel expenses  reimbursed to the consultant who owns 31.36% equity interest in the Company and is a brother of CEO.

NOTE 9 - COMMITMENTS

(a)  The Company signed a five year lease in June 2014, for an office space in Barcelona, Spain for a monthly rent of €2,291.74 (approximately $3,140). Landlord agreed to charge only half month’s rent for the first seven months. The lease is cancellable at the option of the Company after twelve months. Monthly rent is fixed for the first three years.

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

We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer. On September 30, 2014, Mr. Terence Robinson was appointed as a  director and chief executive officer replacing Mr. Shah who continues as chief financial officer and secretary.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2014 and the audited financial statements and notes for the year ended March 31, 2014.

Business Plan and Strategy

ZDV’s current business strategy involves, primarily, developing a social website ( B’Wished)  aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company and secondarily participating in the initial  investment in new and emerging companies through a Spanish investment club in which the Company became a member in January 2014.  The Company is currently negotiating an acquisition of a private Spanish corporation engaged in marketing and servicing IBM software aimed at small and medium enterprises (SME) and providing IT consulting to the SME market.

The Company has not yet generated any revenues from business operations

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2014. For the three and six months  ended September 30, 2014, the Company recognized a net loss of $84,843 and $150,554 respectively.

Operating expenses for the three and six months ended September 30, 2014, increased significantly from those for the three and six months ended September 30, 2013. The increase is attributable to legal and consulting fees of approximately $ 100,000 charged for the first time during the period under review. Leasing of an office in Spain has also added to the operational costs.

Professional Fees

Professional fees for the three and six months ended September 30, 2014 were $26,460 and $43,278 respectively compared to the fees of $1,500 and $5,500 for the three and six months ended September 30, 2013.  Significant increase is mainly in legal fee of approximately $ 36,000 for the six months to September 30, 2014 from a Spanish law firm retained to handle various investments and Bluesence acquisition negotiations and related matters.

There were no legal fees during the three and six  months ended September  30, 2013.

Consulting fee

Consulting fee for the three and six months ended September  30, 2014 included $ 6,000 and $ 12,000 respectively charged by the chief financial officer , approximately $15,000 and $ 29,000 respectively  charged by a consultant who owns approximately 31.36% equity in the Company, who is a brother of the chief executive officer  and is based in Barcelona, Spain and provides investor relation services and overseas B’Wished development. The balance of the consulting fees was charged by non-related consultants in Barcelona, Spain, providing administration and web site development services.

No consulting fees were incurred during the three and six months ended September 30, 2013.

Rent

In June 2014, the Company signed a five-year lease on an approximately 180 square metre of office premises in Barcelona , Spain at a monthly lease of € 2,291.74, subject to 50% reduction for the first seven months. The lease is however, cancellable by the Company after twelve months.

Rent costs of approximately $5,500 and $8,700 respectively for the three and six  months ended September  30, 2014  included commission of $3,927 charged by a real estate broker .

In addition, the Company also paid additional rent deposit of $11,932, which is included under assets.

There were no rental costs during the three and six months ended September 30, 2013.

The Company does not pay any rent for the use of Toronto office since no operational activities are involved in Toronto. CFO, who is based in Toronto, handles corporate matters from this office.

Interest Expense

Interest expense for the three and six months ended September 30, 2014 totalled $13,863 and $27,575 respectively, and was $757 and $ 4,808 respectively for the three and six months ended September 30, 2013.

Interest expense for the period to September 30, 2014 comprised interest of approximately $ 2,500 at 5% on convertible debt and amortized amount of approximately $ 25,000 representing the convertible feature of the convertible debt.

Interest of $4,808 for the six months ended September 30, 2013 related to interest charged on Note payable for that period. Interest charge on the Note payable was discontinued effective July 17, 2013 under a new arrangement with the Note holder.

Financial Condition, Liquidity and Capital Resources

For the three and six months ended September 30, 2014 and 2013, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with rented premises and the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements and the debt associated with the acquisition of B’Wished.

As of September 30, 2014, the Company had cash of $2,846. Net cash used in the operating activities was approximately $ 180,000 for the six months to September 30, 2014 compared to $37,000 for the six months to September 30, 2013. Significant increase in the operating cost was mainly due to consulting and legal costs as explained earlier in this report. There were approximately $ 50,000 used for investment activities for the six months to September 30, 2014 compared to $ nil for the six months to September 30, 2013.The increased operational costs and new investments were primarily funded from the existing cash and further borrowing of approximately $171,000 from stockholder.

The Company continues to seek to raise capital to implement the Company's business strategy. Appointment of a CEO with significant experience in raising financing for small cap and emerging businesses will enable the Company to pursue new investors. However, in the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright  sale.

Investments

On January 27, 2014, the Company acquired a membership to a private investors’ club in Barcelona, Spain, Necotium Investors Club (Club). The Club has been created as a platform to promote, channel and monitor investment in early stage companies with strong growth potential. The Company will thus have access to investment opportunities in entities with high growth potentials.

Up to September 30, 2014, the Company participated in two such investments:

Mailtrack Company SL	$25,200
Mobile Media Content	18,900
$44,100

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

The investments are considered as available for sale and are stated at their fair value. The fair value consideration will be based on a quarterly report to be received from the Club manager on each of the investments. As at September 30, 2014, the carrying value is considered to be equal to the fair value.

The Company has also committed to another acquisition - Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises as further explained in Note 4 to the financial statements for the three and six months ended September 30, 2014 forming part of this report. We believe that the negotiations to acquire 100% equity in this entity will be concluded within the next month and is unlikely to involve any more cash investment.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $346,000 as at September 30, 2014. The Company realized a net loss from operations of approximately $150,000 and $17,000, respectively, for the six months ended September 30, 2014 and 2013. These conditions raise substantial doubt about our ability to continue as a going concern. Development of Beta one version of B’Wished web portal to its commercial launch will require further funding of at least $ 100,000 plus the Company will need operating costs in connection with its Spanish office, until B’Wished and other investments can start generating revenue. The Company has so far been funded by its shareholder and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officers of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this From 10-Q. Based on that evaluation, the Company's principal executive  and financial officers concluded that due to the material weakness discussed below, the Company's disclosure controls and procedures were not effective, as of September 30, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control our financial reporting as of September 30, 2014, the Company determined that the following items constituted material weaknesses:

•

The Company does not have policies and procedures in place to ensure the timely review, disclosure and accurate financial reporting for significant agreements and transactions.

•

The Company did not have duel controls as management consisted of only one person who acts as CEO and CFO on a part time basis . The Company also does not have  an independent audit committee in place, which would provide oversight of the Company’s officers, operations and financial reporting function. A CEO has now been appointed who is based in Barcelona, Spain where most of the Company’s business is operating.

Changes in internal control over financial reporting

As explained earlier in this report, a new CEO has been appointed effective September 30, 2014. The CEO is based in Barcelona, Spain where most of the business activities of the Company are conducted. We believe direct  involvement of a CEO in operating activities together with division of executive functions between CEO and CFO will significantly improve our internal control over financial reporting in the future.

PART II

OTHER INFORMATION

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3: Defaults upon Senior Securities

None

Item 4: Mine Safety Disclosures

None

Item 5: Other Information

None

Item 6: Exhibits

Exhibit
Number	Descriptions

10.6	Asset Purchase Agreement, incorporated herein by reference to Form 8-K filed on July 19, 2012.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

*

Filed herewith.

**

Furnished herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZD Ventures Corporation

By: /s/ Terence Robinson

Terence Robinson

President and Chief Executive Officer,

By: /s/ Kam Shah

Kam Shah

Chief Financial Officer,

Date:  November 14, 2014