Form 10-Q
period 2014-12-31
ZD VENTURES Corp
filed 2015-02-17
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2014

[  ]  Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZD VENTURES CORPORATION

(Exact name of registrant as specified in its charter)

________________

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

As of February 13, 2015, there were 15,943,300 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

	December 31, 2014	March 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$46,826	$74,415
Prepaid expenses	48,870	-
Investments, available for sale	42,350	-
Total Current Assets	138,046	74,415
Rent deposits	11,459	-
Furniture (net of accumulated depreciation of $467 (March 31, 2014 : Nil)	5,141	-
Intangible assets	502,516	502,516
Total Assets	$657,162	$576,931

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$99,976	$54,000
Short-term loan	50,000	-
Advances from stockholder	374,332	186,758
Total Current Liabilities	524,308	240,758
LONG-TERM LIABILITIES
Convertible debt, net of debt discount	45,479	7,808
Note payable	325,000	325,000
Total Long-Term Liabilities	370,479	332,808
Total Liabilities	894,787	573,566

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
15,943,300 and 15,943,300 shares issued and outstanding at December 31, 2014 and March 31, 2014.	15,943	15,943
Additional paid-in capital	170,157	170,157
Accumulated other comprehensive income	13,285	12,745
Accumulated deficit	(437,010)	(195,480)
Total Stockholders’ (Deficit) Equity	(237,625)	3,365
Total Liabilities and Stockholders’ (Deficit) Equity	$657,162	$576,931

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
December 31,	2014	2013	2014	2013

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and admin expenses	22,711	1,684	45,482	5,176
Professional fees	10,203	1,500	53,481	7,000
Consulting	44,199	1,500	106,084	5,026
Total expenses	77,113	4,684	205,047	17,202
Loss from operations	(77,113)	(4,684)	(205,047)	(17,202)
Gain on disposition of debt	-	-	4,955	-
Interest expense	(13,863)	-	(41,438)	(4,808)
Net loss	(90,976)	(4,684)	(241,530)	(22,010)
Other comprehensive income	10,366	5,993	540	4,985
Comprehensive loss	$(80,610)	$1,309	$(240,990)	$(17,025)

Basic and diluted loss per weighted average common share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Number of weighted average common shares outstanding	15,943,300	15,943,300	15,943,300	15,943,300

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Cash Flows

(Unaudited)

Nine months ended December 31,	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(241,530)	$(22,010)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	(4,955)	-
Depreciation	467	-
Amortization of note payable discount	37,672	-
Changes in operating assets and liabilities
Increase in prepaid expenses	(470)	-
Increase in rent deposits	(11,459)	-
Increase (decrease) in accounts payable and accrued liabilities	50,930	(21,054)
Net cash (used) by operating activities	(169,345)	(43,064)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Investments	(42,350)	-
Advances for investment in company	(48,400)	-
Furniture	(5,608)	-
Net cash (used) in investing activities	(96,358)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	187,574	36,849
Proceeds from short-term loan	50,000	-
Net cash provided by financing activities	237,574	36,849

Effects of other comprehensive income	540	4,985

Net increase in cash	(27,589)	(1,230)
CASH, beginning of period	74,415	3,657
CASH, end of period	$46,826	$2,427

SUPPLEMENTAL DISCLOSURES
Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Nine months ended December 31, 2014

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

(B) Basis of Presentation

The unaudited interim financial statements as of and for the three and  nine months ended December 31, 2014 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2014. The significant accounting policies followed are same as those detailed in the said Annual Report except for the following new policy adopted during the period ended December 31, 2014:

Investments available for sale

The Company’s investments in emerging private entities through a Spanish Pledge fund (Fund) are classified as available for sale and are reported at fair value based on performance reports of each of the investee entities provided by the Fund. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity. Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Furniture

Furniture items are stated at cost and depreciated to their estimated residual value over their estimated useful lives, which are presently considered to be three years. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method.

ZD Ventures Corporation

Nine months ended December 31, 2014

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

As explained in note 4, the Company plans to acquire a Spanish private corporation engaged in providing IBM software and IT services to small and medium enterprises across Europe. Such an acquisition, when completed will generate revenue flow for the Company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraphs and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of December 31, 2014, the Company has an accumulated deficit amount of $437,010.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2016 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

ZD Ventures Corporation

Nine months ended December 31, 2014

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

NOTE 4 - PREPAYMENTS

	December 31, 2014	March 31, 2014
Legal fee paid in advance	$470	$--
Advance towards acquisition (i)	48,400	--
	$48,870	$--

(i)

The amount, € 40,000, was advanced in instalments between July 2014 and September 2014 to Mr. Sergi Vargas Vila, a non -related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises (Bluesence). The Company is currently negotiating acquisition of all shares in Bluesence from Mr. Vila. The amount lent will be adjusted against the purchase price. While the loan agreement dated July 4, 2014 provides for an interest at 4 basis point over EURIBOR rate, the Company does not intend to charge any interest due to acquisition negotiations. No interest has therefore been accrued. The loan will mature for repayment in six months, on or before March 31, 2015, if no acquisition takes place.

ZD Ventures Corporation

Nine months ended December 31, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INTANGIBLE ASSETS

There were no movements during the period.

As explained in Note 4 of the financial statements for the year ended March 31, 2014, further development work on B’Wished website will commence on receiving approval from IBM for use of their technologies.

No amortization is applied to the carrying cost of the intangible assets since they are still under development.

The Company’s management adopts the position that, as at December 31, 2014, while the project is being temporarily on hold, there were no indicators of any permanent impairment in the intangible assets. The shareholders financially backing the Company currently have expressed their full support to the development of the B’Wished web site. The modules and design work completed to date are unlikely to be replaced, instead new modules and interactive data capture possibilities will be explored once the required IMB software is available, which will likely to happen after the proposed acquisition of Bluesense ( see note 4).

NOTE 6- INVESTMENTS, AVAILABLE FOR SALE

On January 27, 2014, the Company became a member of Necotium, a pledge fund in Spain. The Fund on behalf of its members invests in early stage companies with strong growth potential in the technology sector. The investments are usually disposed of when the Fund manager believes that expected growth is achieved. The proceeds are distributed among the members in proportion to their investments, after the Fund’s fees and related costs.

During the nine months ended December 31, 2014, the Company made the following investments through the Fund. The investments constituted less than 5% of the total equity of the related investee entities:

	Original amount	Date of	As at December 31
	Invested	investment	2014*
Mailtrack Company SL	€ 20,000	June 6, 2014	$24,200
Mobile Media Content	€ 15,000	April 16, 2014	18,150
			$42,350

*  Converted to US dollar at exchange rate at December 31, 2014.

As at December 31, 2014, the carrying value of these investments is considered equal to their fair value.

NOTE 7 - SHORT-TERM LOAN

On December 22, 2014, the Company received a loan of $50,000 from a non related shareholder. The loan carries interest at 5% per annum and is repayable along with interest on or before April 21, 2015. The loan is unsecured and is covered by a promissory note issued by the Company.

NOTE 8 - NOTE PAYABLE

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

ZD Ventures Corporation

Nine months ended December 31, 2014

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS

(a) ADVANCES FROM STOCKHOLDERS/RELATED PARTIES

	Nine months to December 31, 2014	Year ended March 31, 2014
Balance, beginning of the period	$186,758	$160,842
Funds advanced	187,574	25,916
Balance, end of the period	$374,332	$186,758

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company  and brother of the CEO. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

(b)

Consulting fee includes $18,000 (nine months to December 31, 2013: $ nil)  charged by the CFO, $22,108 (nine months to December 31, 2013: $ nil)  charged by CEO and $43,118 (nine months to December 31, 2013: $1,500) charged by a consultant who owns 31.36% equity interest in the Company and who is a brother of the CEO.

(c)

General and Admin expenses include $6,000 (nine months to December 31, 2013: $ nil) charged by CCC for investor relations and other administrative services.

(d)

Payables include $12,416 (at Dec. 31, 2013: $ nil) due to the CFO, $404 due to CEO ( as at Dec 31, 2013: $ nil)  and $4,235 (at Dec. 31, 2013: $ nil)  due to the consultant who owns 31.36% equity interest in the Company and is a brother of CEO.

(e)

General and administration expenses include $1,133 telephone expenses and $1,732 travel expenses  reimbursed to the consultant who owns 31.36% equity interest in the Company and is a brother of CEO.

NOTE 10 - COMMITMENTS

(a)

The Company signed a five year lease in June 2014, for an office space in Barcelona, Spain for a monthly rent of €2,291.74 (approximately $3,140). Landlord agreed to charge only half month’s rent for the first seven months. The lease is cancellable at the option of the Company after twelve months. Monthly rent is fixed for the first three years.

NOTE 11 - SUBSEQUENT EVENTS

On January 23, 2015, the Company negotiated settlement of the following debts by issuance of restricted shares valued at $0.05 per share:

	Principal and accrued interest	No. of shares issued

a. Convertible debt and short term loan	$155,027	3,100,548
b. Note payable	$341,250	6,825,000

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

We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer. On September 30, 2014, Mr. Terence Robinson was appointed as a  chairman and a director and chief executive officer replacing Mr. Shah who continues as chief financial officer and secretary.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2014 and the audited financial statements and notes for the year ended March 31, 2014.

Business Plan and Strategy

ZDV’s current business strategy involves, primarily, developing a social website ( B’Wished)  aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company and secondarily participating in the initial  investment in new and emerging companies through a Spanish pledge fund in which the Company became a member in January 2014.  The Company is currently negotiating an acquisition of a private Spanish corporation engaged in marketing and servicing IBM software aimed at small and medium enterprises (SME) and providing IT consulting to the SME market.

The Company has not yet generated any revenues from business operations.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2014. For the three and nine months ended December 31, 2014, the Company recognized a net loss of $90,976 and $241,530 respectively compared to net loss of $4,684 and $22,010 respectively for the three and nine months ended December 31, 2013.

During the nine months to December 31, 2014, the Company’s  business activities involved setting up an office in Barcelona, Spain, began negotiations to acquire new business and making certain investments for sale through a pledge fund. These activities increased the overall operating costs by approximately $180,000 due to hiring of new CEO and other consultants and Spanish and US lawyers.

Professional Fees

Professional fees for the three and nine months ended December 31, 2014 were $10,203 and $53,481 respectively compared to the fees of $1,500 and $7,000 for the three and nine months ended December 31, 2013.  Significant increase is mainly in legal fee of approximately $ 45,000 for the nine months to December 31, 2014 from a Spanish law firm retained to handle various investments and Bluesence acquisition negotiations (note 4 to the financial statements for the three and nine months ended December 31, 2014)  and related matters.

There were no legal fees during the three and nine months ended December  31, 2013. The professional fee for that period entirely consisted of audit costs.

Consulting fee

Consulting fee for the three and nine months ended December 31, 2014 were $44,199 and $ 106,084 respectively compared to $1,500 and $5,026 respectively for the same periods in the previous fiscal year.

Approximately $76,000 fees were charged for the first time by CEO, CFO and other related party as further explained in Note 9 (b) to the financial statements for the three and nine months ended December 31, 2014. Full operations of the Barcelona office during the period resulted in increased workload and appointment of three other consultants providing project overseeing, administrative and web site development services.

Both CEO and CFO have no formal consulting agreements but are charging fees at the rate of $ 2,000 and $ 5,000 per month respectively.

General and admin expenses

These expenses have increased from $1,684 and $5,176 for the three and nine months ended December 31, 2013 to $22,711 and $45,482 for the three and nine months ended December 31, 2014 and comprise rent, promotional costs, regulatory filings, telephone, transfer agents and other office costs. Increase in these costs is linked to setting up a full office including rental of an office space and increased investment and related activities during the period ended December 31, 2014.

Rent

In June 2014, the Company signed a five-year lease on an approximately 180 square metre of office premises in Barcelona, Spain at a monthly lease of €2,291.74, subject to 50% reduction for the first seven months. The lease is however, cancellable by the Company after twelve months.

Rent costs of approximately $10,754 and $19,466 respectively for the three and nine months ended December 31, 2014 was adjusted to reflect 6.5 months’ portion of rent holiday and commission of approximately $9,600 amortised over 60 months.

In addition, the Company also paid an additional rent deposit of $11,459, which is included under assets.

There were no rental costs during the three and nine months ended December 31, 2013.

The Company does not pay any rent for the use of Toronto office since no operational activities are involved in Toronto. CFO, who is based in Toronto, handles corporate matters from this office.

Promotional costs

CCC, a related party began to charge a fixed fee of $ 2,000 per month effective October 1, 2014 for investor and public relations and other administration services. No formal agreement has yet been signed with CCC.

Interest Expense

Interest expense for the three and nine months ended December 31, 2014 totalled $13,863 and $41,438 respectively, and was $nil and $ 4,808 respectively for the three and nine months ended December 31, 2013.

Interest expense for the period to December 31, 2014 comprised interest of approximately $ 3,700 at 5% on convertible debt and amortized amount of approximately $ 37,600 representing the convertible feature of the convertible debt.

Interest of $4,808 for the nine months ended December 31, 2013 related to interest charged on Note payable for that period. Interest charge on the note payable was discontinued effective July 17, 2013 under a new arrangement with the note holder.

Financial Condition, Liquidity and Capital Resources

For the three and nine months ended December 31, 2014 and 2013, the Company has not generated cash flow from operations. Consequently, the Company has been dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with rented premises and the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements and the debt associated with the acquisition of B’Wished.

As of December 31, 2014, the Company had cash of $46,826. Net cash used in the operating activities was approximately $218,000 for the nine months to December 31, 2014 compared to $43,000 for the nine months to December 31, 2013. Significant increase in the operating cost was mainly due to consulting and legal costs as explained earlier in this report and also includes approximately $49,000 paid as advance to the owner of a private Spanish enterprise - Bluesense- which the Company is negotiating to fully acquire as further explained in note 4 to the financial statements for the three and nine months ended December 31, 2014. There were approximately $48,000 used for investment activities for the nine months to December 31, 2014 compared to $ nil for the nine months to December 31, 2013.

The increased operational costs and new investments were primarily funded from the existing cash and further borrowing of approximately $238,000 from stockholder and others.

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

Investments

On January 27, 2014, the Company acquired a membership to a private pledge fund in Barcelona, Spain - Necotium Investors Club, which has been created as a platform to promote, channel and monitor investment in early stage companies with strong growth potential. The Company will thus have access to investment opportunities in entities with high growth potentials.

Up to December 31, 2014, the Company participated in two such investments investing $42,350, as more fully explained in note 6 to the financial statements for the three and nine months to December 31, 2014.

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

The investments are considered as available for sale and are stated at their fair value. The fair value consideration will be based on a quarterly report to be received from the Fund manager on each of the investments. As of December 31, 2014, the carrying value is considered to be equal to the fair value based on the information received from the fund manager.

The Company has also committed to another acquisition - Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises as further explained in Note 4 to the financial statements for the three and nine months ended December 31, 2014 forming part of this report. We believe that the negotiations to acquire 100% equity in this entity will be concluded within the next month and is unlikely to involve any more cash investment.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $437,000 as at December 31, 2014. The Company realized a net loss from operations of approximately $242,000 and $22,000 for the nine months ended December 31, 2014 and 2013, respectively. These conditions raise substantial doubt about our ability to continue as a going concern. Development of Beta one version of B’Wished web portal to its commercial launch will require further funding which, at this stage , cannot be reasonably determined, plus the Company will need operating costs in connection with its Spanish office, until B’Wished and other investments can start generating revenue. The Company has so far been funded by its shareholders and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As required by the SEC Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our principal executive officers of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this From 10-Q. Based on that evaluation, the Company's principal executive  and financial officers concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). That evaluation disclosed that we have material defects in our internal control over financial reporting. Specifically they determined (i) that there was a lack of entity level control;(ii) that there were significant related party transactions : (iii) that there was a lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors resulting in ineffective oversight and (iv) that the size of our accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions. Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

Changes in internal control over financial reporting

As explained earlier in this report, a new CEO has been appointed effective September 30, 2014. The CEO is based in Barcelona, Spain where most of the business activities of the Company are conducted. We believe direct involvement of a CEO in operating activities together with division of executive functions between CEO and CFO will significantly improve our internal control over financial reporting in the future.  We intend to further upgrade the amount of financial and personnel resources we spend on our accounting function as our operations develop and expand.

PART II

OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 1A - Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None.

Item 4 - Mine Safety Disclosures

None.

Item 5 - Other Information

None.

Item 6 - Exhibits

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended December 31, 2014 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

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

Date:  February 13, 2015