Form 10-K
period 2015-03-31
ZD VENTURES Corp
filed 2015-07-16
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter(September 30, 2014: $4,384,485

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,868,848 as of June 30, 2015.

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

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer. Effective September 30, 2014, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and Chief Executive Officer of the Company. Mr. Shah continued as a director and a Chief Financial Officer and Secretary of the Company.

On June 28, 2013, the Company changed its name from Webtradex International Corporation to ZD Ventures Corporation (“ZDV”, the “Company”).

The Company has no subsidiaries. Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 929-1806. Our fiscal year end is March 31. Effective June 1, 2014, the Company leased an office premises on a five –year term at Plaça Francesc Macià, #3 2º 2ª, 08021 - Barcelona, Catalonia, Spain. However, as allowed under the lease, the Company gave notice to terminate the lease effective July 1, 2015.

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished,  acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  The Company is a developmental stage corporation and has not yet generated or realized any revenues from business operations. The Company currently  has small investments available for sale in a couple of emerging technology companies through its membership to a pledge fund in Barcelona and is negotiating a new business opportunities.

The Company's auditors have issued a going concern opinion in our audited financial statements for the fiscal year ended March 31, 2015. This means that our auditors believe there is doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. ZDV has recently attracted an investor group which has already provided some funding and is willing to provide more equity funding to support the Company’s business strategy. However, the Company has not yet generated significant revenues and its current efforts to find a commercially viable business have not yet been successful. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2015, the Company employed no full time and no part time employees.  Hiring employees over the next twelve months will depend on the continued implementation of the current business strategy and if the required funds are raised. It is likely that for now, the Company will resort to hiring consultants as and when needed rather than employ people on a full time basis to keep its operational costs at minimum.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s current executive offices are at 47 Avenue Road, Suite 200, Toronto, Ontario Canada M5R 2G3.  This office is sub-leased by Current Capital Corp. (CCC), a shareholder of the Company which provides investor relations services. Our share of the rent is included in the investor relations fee charged by CCC.

In June 2014, the Company leased an office premises in Barcelona. However, the company has given a notice on April 1, 2015 to vacate this premises effective July 1, 2015.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information. There is no established trading market in our Common Stock.  The Company's common stock is traded only on the OTC Markets (OTC: ZDVN).

(b)  Holders.  As of March 31, 2015, there were approximately twenty six (26) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED MARCH 31, 2015 AND 2014

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through to March 31, 2015.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2015, and 2014 respectively.

Operating Expenses

Operating expenses for the year ended March 31, 2015 were $799,999 which included write off of the intangible assets re B-Wished project of $502,516. Excluding this item, other operating costs were $ 297,483 compared to operating costs of $73,241 for the year ended March 31, 2014. During the fiscal year 2015, the Company invested heavily in securing Bluesense business. These efforts involved hiring of more consultants and lawyers, renting premises in Barcelona, Spain and other operating costs.

Operating expenses for the year ended March 31, 2014 increased significantly from those for the fiscal year 2013. The increase of approximately $27,000 was due mainly to consultant fees of $25,000 paid to the Company’s CEO (now CFO) which were not being paid in prior years, and an increase in fees paid to external consultants for services including logistics consulting.

Professional Fees

Professional fees for the year ended March 31, 2015 included legal fees of $40,392 and balance were audit and related fees. During the fiscal year 2015, the Company hired a lawyer in Barcelona at a monthly minimum retainer of EURO 2,000. However, significant legal time was spent in negotiating Barcelona lease and Bluesense business acquisition and so actual legal costs were much higher than anticipated. As explained in the financial statement notes, Bluesense acquisition did not materialize.

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

Consulting Fees

During the fiscal year 2015, the company set up a formal office in Barcelona and pursued the Bluesence business acquisition matter, and various other business opportunities. In this connection, it hired four new consultants who charged approximately $ 52,000. Fees charged by CEO, CFO and a consultant related to CEO and holder of over 10% shares totalled approximately $116,000 compared to $ 46,000 in the previous year. These factors account for significant increase in consulting fees in fiscal year 2015 compared to fiscal year 2014.

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

Travel, meals and promotion

During the fiscal year 2015, most travels were in Europe in connection with new business opportunities, meetings with prospective investors and Bluesense/IMB representatives. Other expenses are consistent with the previous fiscal year.

During the fiscal 2014, a potential investor sent his representative to London and Spain to evaluate B’Wished project and other business opportunities in Spain, which resulted in him providing a convertible loan of $ 100,000 to the Company. The travel and related costs of approximately $12,000 were charged to the company.

Write off of intangible assets

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, owned by a shareholder of the Company, assets comprising of a website and related applications for commercial use under development “B’Wished”, the cost of acquisition of $ 385,500 was capitalised as intangible assets. Further development costs were incurred during the fiscal year 2013. The carrying costs at March 31, 2013 was $ 502,516. No further development costs were incurred since then and the project was on hold awaiting receipt of an approval from IBM for use of their technologies necessary to complete the project and make it commercially viable.

During the fiscal year, most part went in negotiating acquisition of Bluesense business. Since Bluesense owners had close contacts with IBM Barcelona and some of whom were introduced to The Company’s management, there was expectation that we would be able to get approval for the use of their technologies to develop B’Wished web portal. However, the Bluesense acquisition did not materialize and our assessment of the further development costs involved, potential costs of promoting such a portal in an increasing competition and significant decline in its development interest in our prospective investors led us to conclude that the project could not be made commercially successful. We have therefore decided to write off the carrying costs since its impairment was considered other than temporary.

Interest Expense

Interest expense during the fiscal year 2015 increased from approximately $13,000 in fiscal year 2014 to $101,569 in fiscal year 2015. The main reason for the increase in additional convertible loans from a third party in two tranches first one for $100,000 in February 2014 and second one for $ 50,000 in December 2014 – both were converted in January 2015. Interest and discount amortised in connection with these loans made up most of the interest costs.

Interest expense for the year ended March 31, 2014 totalled $13,397. No interest was accrued after July 17, 2013, due to the negotiated five year extension of the note payable without any further interest to be charged. The Note holder, Birthday Slam Corp., an Ontario private corp., owned by a shareholder of the Company, will be entitled to receive 5% of the gross revenue earned by ZD Ventures until the full settlement of the note. Additionally, in February 2014, the Company received a $100,000 unsecured convertible loan with terms of accruing interest at a rate of 5% and repayment within 2 years. The loan and interest accrued can be converted into common shares of the Company at US$0.05 per common share.  The entire $100,000 principle of the note is a beneficial conversion feature due to the stock price.  The conversion feature of the convertible loan amortized $7,808 to interest expense.

Financial Condition, Liquidity and Capital Resources

For the fiscal year 2015, the Company has generated a negative cash flow from operations of approximately $235,000 (fiscal year 2014: negative cash flow of $67,000), which was met from available cash plus additional funds raised during the fiscal year. The Company was advanced a further loans of approximately$157,000(fiscal 2014:  $26,000) by a shareholder and received $88,000 (Fiscal 2014:  $100,000) from independent parties by way of a convertible loan. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.

As of March 31, 2015 the Company had cash of $21,271(as of March 31, 2014:$74,415). The Company's total assets declined from approximately $577,000 at March 31, 2014 to $116,000 at March 31, 2015 due mainly to write off of intangible asset of approximately $503,000 as explained earlier in this report. Total liabilities reduced from approximately $574,000 at March 31, 2014 to $453,000 at March 31, 2015 despite additional loans during the year. The main reason was the conversion of note payable of $325,000 and other loans into equity in January 2015.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Bluesence business acquisition matter

The amount, € 40,000 ($42,800), was advanced in instalments between July 2014 and September 2014, under a loan agreement dated July 4, 2014, to Mr. Sergi Vargas Vila, a non –related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises (Bluesence). The Company was negotiating acquisition of all shares in Bluesence from Mr. Vila. The amount lent was to be adjusted against the purchase price. However, purchase agreement was terminated by both the parties and the Company is now seeking repayment of the advance from Mr. Vila. While the loan agreement provides for an interest at 4 basis point over EURIBOR rate, no interest has been accrued pending agreement over the settlement of the principal amount.

New investments available for sale

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

During the fiscal year 2015, the Company made the following investments through the Fund. The investments constituted less than 1% of the total equity of the related investee entities:

	Original amount	Date of	As at March 31
	Invested	investment	2015*
Mailtrack Company SL	€ 20,000	June 6, 2014	$21,400
Mobile Media Content	€ 15,000	April 16, 2014	16,050
			$37,450

•

Converted to US dollar at exchange rate at March 31, 2015 of $1.07 per Euro

As at March 31, 2015, the carrying value of these investments is considered equal to their fair value. The Company however canceled the membership of Necotium subsequent to the year end and will not pursue any more investments but rather will try to sell the above investments as soon as possible.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately of $2,525,000 as at March 31, 2015 ($195,000 as at March 31, 2014) . The Company realized a net loss from operations of $799,999 and $73,241, respectively, for the years ended March 31, 2015 and 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2015.

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

ZD Ventures Corporation

Financial Statements for the Year Ended March 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ZD Ventures, Inc.

We have audited the accompanying balance sheets of ZD Ventures Corporation as of March 31, 2015 and 2014 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZD Ventures Corporation. as of March 31, 2015 and 2014 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Kyle L. Tingle, CPA, LLC

July 11, 2015

Las Vegas, Nevada

ZD Ventures Corporation

Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS
CURRENT ASSETS
Cash	$21,271	$74,415
Note receivable	42,800	-
Prepaid rent	10,133	-
Investments available for sale	37,450	-
Total Current Assets	111,654	74,415
Assets of discontinued operations	-	502,516
Furniture (net of accumulated depreciation of $ 935 as at March 31, 2015 ($nil as at March 31, 2014)	4,673	-
Total Assets	$116,327	$576,931

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104,370	$37,750
Advances from stockholder	344,145	186,758
Total Current Liabilities	448,515	224,508

LONG-TERM LIABILITIES
Convertible debt, net of debt discount	4,836	7,808
Liabilities of discontinued operations	-	341,250
Total Long-Term Liabilities	4,836	349,058
Total Liabilities	453,351	573,566

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 25,868,848 and 15,943,300 shares outstanding at March 31, 2015 and 2014, respectively	25,868	15,943
Additional paid-in capital	2,127,759	170,157
Accumulated other comprehensive income	34,692	12,745
Accumulated deficit	(2,525,343)	(195,480)
Total Stockholders’ (Deficit) Equity	(337,024)	3,365
Total Liabilities and Stockholders’ (Deficit) Equity	$116,327	$576,931

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Statements of Operations

Year ended March 31,	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	67,957	6,667
Professional fees	49,221	8,500
Consulting fees	168,335	46,432
Travel, meals and promotions	11,970	11,642
Total expenses	297,483	73,241
Loss from operations	(297,483)	(73,241)
Gain on disposition of debt	4,955	-
Interest expense	(101,569)	(8,589)
Net loss from continuing operations	(394,097)	(81,830)
DISCONTINUED OPERATIONS:
B'Wished Software and related debt, net of tax	(1,935,766)	(4,808)
Net loss	(2,329,863)	(86,638)
Other comprehensive gain	21,947	12,131
Comprehensive (loss)	$(2,307,916)	$(74,507)

Net loss per share, basic and dilutive before discontinued operations	$(0.02)	$(0.00)

Discontinued operations per share, basci and dilutive	$(0.11)	$(0.00)

Net loss basic and diluted loss per hare	$(0.13)	$(0.00)
Number of weighted average common shares outstanding	18,424,687	15,943,300

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Statement of Shareholders’ Equity

	Number of shares	Common stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2013	15,943,300	$ 15,943	$ 70,157	$ (108,842)	$ 614	$ (22,128)
Debt discount related to beneficial conversion feature			100,000			100,000
Net loss	-	-	-	(86,638)	12,131	(74,507)
ENDING BALANCE, March 31, 2014	15,943,300	15,943	170,157	(195,480)	12,745	3,365

Settlement of Note payable	6,825,000	6,825	1,767,675	-	-	1,774,500
Settlement of unsecured debt	1,004,110	1,004	49,201	-	-	50,205
Conversion of convertible debt	2,096,438	2,096	102,726	-	-	104,822
Debt discount related to beneficial conversion feature	-	-	38,000	-		38,000
Other comprehensive gain	-	-		-	21,947	21,947
Net loss	-	-	-	(2,329,863)	-	(2,329,863)

ENDING BALANCE, March 31, 2015	25,868,848	$ 25,868	$ 2,127,759	$ (2,525,343)	$ 34,692	$ (337,024)

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Statements of Cash Flows

Year ended March 31,	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,329,863)	$(86,638)
Deduct: net loss from discontinued operations	1,935,766	4,808
Net loss from continuing operations	(394,097)	(81,830)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	935	-
Amortization of note payable discount	97,029	7,808
Forgiveness of debts	(4,955)	-
Amortization of rent incentive	896	-
Changes in operating assets and liabilities
Increase in receivable and prepaid expenses	(10,133)	-
Increase (decrease) in accounts payable and accrued liabilities	75,705	11,541
Net cash (used) by operating activities	(234,620)	(62,481)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Advance for investment in company	(42,800)	-
Investments available for sale	(37,450)	-
Furniture and equipment	(5,608)	-
Net cash (used in) investing activities	(85,858)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	157,387	25,916
Proceeds from convertible loan	88,000	100,000
Net cash provided by financing activities	245,387	125,916

Effects of other comprehensive income	21,947	12,131

Net increase (decrease) in cash	(53,144)	70,758
CASH, beginning of period	74,415	3,657
CASH, end of period	$21,271	$74,415

SUPPLEMENTAL DISCLOSURES
Non-Cash Investing Activities:
Beneficial conversion feature on convertible debt	$-	$100,000
Debts settled in common shares	$431,831	$-

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from rental premises in Barcelona, Spain and  its executive office in Toronto, Ontario, Canada.  Most of the activities of the Company to date relate to its organization, funding, and seeking business opportunities in the emerging technologies.

In July 2012, the Company acquired certain intellectual properties related to a social website under development.  The Company spent additional costs towards development of the web site since acquisition. However, at the end of the fiscal year 2015, the Company discontinued its plan for further development of this web portal and decided to write off the carrying costs as non-temporary impairment (Note 4).

(B) Basis of Presentation

The audited financial statements for the year ended March 31, 2015 are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

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

(E) Investments available for sale

The Company’s investments in emerging private entities through a Spanish Pledge fund (Fund) are classified as available for sale and are reported at fair value based on performance reports of each of the investee entities provided by the Fund. Unrealized gains and losses, net of taxes, are reported as a component of stockholders’ equity as other comprehensive income (loss). Realized gains and losses on investments are included in investment and other income, net when realized. Any impairment loss to reduce an investment’s carrying amount to its fair market value is recognized as an expense when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

(F) Furniture

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

(G) Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  Assets and liabilities recorded in currencies other than US dollars are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and revenues, expenses, gains and losses shall be translated at the exchange rate on the dates on which these elements are recognized, or if found to be impractical, the average exchange rate for the period may be used to translate these elements.  Adjustments that arise from translation into the reporting currency are recorded as an exchange gain or loss to be included as other comprehensive gain or loss.

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

(I) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalent. As of March 31, 2015 and 2014 the Company had no cash equivalents.

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

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

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

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of March 31, 2015, the Company has an accumulated deficit amount of $2,525,343.

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

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915), Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, "Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from accounting principles generally accepted in the United States of America (“U.S. GAAP”). In addition, the amendments eliminate the requirements for development stage entities to: (i) present inception-to-date information in the statements of income, cash flows, and shareholder equity; (ii) label the financial statements as those of a development stage entity; (iii) disclose a description  of the development  stage activities in which the entity is engaged; and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The presentation and disclosure requirements in ASC Topic 915, "Development Stage Entities" are no longer required for interim and annual reporting periods beginning after December 15, 2014. The revised consolidation standards will take effect in annual periods beginning after December 15, 2015, however, early adoption is permitted. The Company has elected to early adopt the provisions of ASU 2014-10 for these consolidated financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - NOTE RECEIVABLE AND PREPAID EXPENSES

i.  The Company paid a rent deposit of , € 9,470 in connection with a lease for an office premises in Barcelona, Spain signed on June 15, 2014. Effective April 1, 2015, the Company has given three months’ lease cancellation notice to the landlord as per the terms of the lease and requested the landlord to adjust three months’ rent and related costs against the deposit. The deposit amount is therefore included as prepaid rent.  As of March 31, 2015 the deposit is valued at $10,133 at an exchange rate of $1.07 per Euro

ii.  The amount, € 40,000, was advanced in instalments between July 2014 and September 2014, under a loan agreement dated July 4, 2014, to Mr. Sergi Vargas Vila, a non -related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises (Bluesence). The Company was negotiating acquisition of all shares in Bluesence from Mr. Vila. The amount lent was to be adjusted against the purchase price. However, the purchase agreement was canceled by both the parties and the Company is now seeking repayment of the advance from Mr. Vila. While the loan agreement provides for an interest at 4 basis point over EURIBOR rate, no interest has been accrued pending agreement over the settlement of the principal amount. As of March 31, 2015 the deposit is valued at $42,800 at an exchange rate of $1.07 per Euro

NOTE 5- INVESTMENTS AVAILABLE FOR SALE; FAIR VALUE

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

During the fiscal year 2015, the Company made the following investments through the Fund. The investments constituted less than 10% of the total equity of the related investee entities:

	Original amount	Date of	As at March 31
	Invested	investment	2015*
Mailtrack Company SL	€ 20,000	June 6, 2014	$21,400
Mobile Media Content	€ 15,000	April 16, 2014	16,050
			$37,450

•

Converted to US dollar at exchange rate at March 31, 2015 of $1.07 per Euro

In accordance with authoritative guidance, the table below sets forth the Company's financial assets measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
ASSETS
Fair value of Mailtrack Company SL	$21,400	$--	$--	$21,400
Fair value of Mobile Media Content	16,050	--	--	16,050
Total	$37,450	$--	$--	$37,450
LIABILITIES
None	$--	$--	$--	$--

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

The following is a reconciliation of the beginning and ending balances for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended March 31, 2015:

Beginning balance	$ --
Additions	37,450
Ending balance	$ 37,450

NOTE 6 - DISCONTINUED OPERATIONS

On July 17, 2012, the Company acquired from Birthday Slam Corporation (BSC), an Ontario, Canada incorporated Private Corporation, owned by a shareholder of the Company, assets comprising of a website and related applications for commercial use under development “B’Wished”, the cost of acquisition of $385,500 was capitalised as intangible assets. Further development costs were incurred during the fiscal year 2013. The carrying costs at March 31, 2013 was $502,516. No further development costs were incurred since then and the project was on hold awaiting receipt of an approval from IBM for use of their technologies necessary to complete the project and make it commercially viable.

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

On January 20, 2015, BSC agreed to accept 6,825,000 restricted common shares of the Company at an agreed price of $0.05 per share in full settlement of the Note and accumulated interest of $341,250. The agreed upon price was consistent with the conversion price of other converted debt.  The fair market value of the shares on January 20, 2015 was $0.26 per share for a market value of $1,774,500.  The Company recognized a loss of $1,433,250 on the settlement of the debt.  The shares were issued to Mr. Terence Robinson, the CEO of the Company as per the instructions received from BSC. $6,825 was transferred to Capital stock and the balance of $1,767,675 was transferred to paid-in capital.

However, at March 31, 2015, the management reviewed the details of the work required and assessed that the proposed web portal would not be commercially viable and concluded that the impairment was other than temporary and accordingly fully wrote  off the carrying cost of the intangible assets.  The abandonment of B’Wished is considered a discontinuance of operations under Accounting Standards Codification 205-20 General Presentation, Discontinued Operations.

For the years ended March 31, 2015 and 2014, the Company results from discontinued operations were:

	March 31
	2015	2014

Revenues:	$--	$--

Write off of intangible assets	(502,516)	--
Interest expense	--	(4,808)
Loss on settlement of debt	(1,433,250)	--
Net loss	(1,935,766)	(4,808)

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

Components of Assets and Liabilities from discontinued operations consist of the following as of:

	March 31
	2015	2014

Intangible assets	--	$502,516
Accrued interest	--	16,250
Note payable	--	325,000

As of March 31, 2015 assets were abandoned and liabilities were converted to common stock at an agreed upon price similar to other debt converted at that time.  The loss was incurred as the conversion price was below the fair market value.

NOTE 7 - CONVERTIBLE DEBTS

		March 31
		2015	2014

Balance, at beginning of year		$7,808	$--
5% unsecured convertible loan	i	--	100,000
Debt discount to additional paid in capital	i. & ii.	--	(100,000)
Converted to additional paid-in capital	i. & ii.	(146,900)	--
Converted to common stock	i. & ii.	(3,100)	--
BCF amortization of discount	i.	92,192	7,808
5% unsecured loan	ii.	50,000	--
8% unsecured loan	iii.	38,000	--
Debt discount to additional paid in capital	iii.	(38,000)	--
BCF amortization of discount	iii.	4,836	--

Balance, end of year		$4,836	$7,808

i.  In February 2014, the Company received a $100,000 unsecured convertible loan repayable within two years and carrying interest at 5% p.a. The loan and interest accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lender within the repayment period.  The entire loan amount was transferred to paid-in capital since the present value of its beneficial conversion feature (BCF) value was greater than its face value. Debt discount of $37,671 was charged to interest and included under convertible debt. On January 21, 2015, the loan along with accrued interest of $4,822 was converted into 2,096,439 restricted common shares of the Company at an agreed rate of $0.05 per share. The remaining debt discount on January 21, 2015 was $52,541 was expensed to interest expense,   The converted shares were recorded as $2,096 to Capital Stock and the balance of $97,904 together with interest accrued of $4,822 was transferred to paid in capital.

ii.  On December 22, 2014, the Company received a $50,000 unsecured loan repayable within four months and carrying interest at 5% p.a. On January 21, 2015, the lender accepted 1,004,110 restricted common shares of the Company in full settlement of the loan and accumulated interest of $205. As a result, $1,004 was transferred to Capital stock and the balance of $48,996 together with accrued interest of $205 was transferred to paid-in capital.

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

iii.  The Company entered into a Securities Purchase Agreement dated February 24, 2015 with an independent lender in connection with the issuance of an 8% convertible note for $38,000 payable on November 26, 2015.  The entire loan amount was transferred to paid-in capital since the present value of its beneficial conversion feature (BCF) value was greater than its face value. Debt discount of $4,836 was charged to interest and included under convertible debt.  The note holder, at their discretion, shall have a right to convert the principal amount of the note and interest accrued thereon at any time after 180 days from the date of the issuance of the note into common shares of the Company at a price which is 58% of the market price, being the average of the lowest three trading prices for the Company’s common shares during the ten trading days prior to the conversion date.

The terms of the note provides for prepayment of principal and accrued interest during the periods ranging from within 30 days from the issue date to  within 180 days from the issue date at premiums ranging from 10% to 35% depending upon the period within which prepayment is to be made.

Pursuant to ACS Topic 470-20-35-3,), Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio, since the note has a beneficial conversion feature which is contingent upon future market prices, it has not been recognised.

Total interest accrued on this note as of March 31, 2015 was $774.

NOTE 8 - COMMON STOCK

At March 31, 2015, the Company had 200,000,000 common shares of par value $0.001 common stock authorized and 25,868,848 issued and outstanding.

During the year-ended March 31, 2015, the Company issued 6,825,000 shares of common stock for debt and accrued interest on liabilities from discontinued operations and 3,100,548 shares of common stock from the conversion of $155,057 of notes payable and accrued interest.

During the year ended March 31, 2014 there were no stock transactions.

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER

	March 31, 2015	March 31, 2014
Balance, beginning of year	$186,758	$160,842
Funds advanced ( net)	157,387	25,916
Balance, end of year	$344,145	$186,758

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest.

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

CONSULTING FEES

Year ended March 31,	2015	2014
Fee charged by management	$61,108	$25,000
Fee charged by a consultant holding over 10% equity interest in the Company	54,886	21,432
Other consulting fees	52,341	--
	$168,335	$46,432

The fees of $43,507 charged by the management are included in accounts payable as at March 31, 2015 ( $ 25,000 as at March 31, 2014).

TRAVEL, MEALS AND PROMOTIONS

Travel and meals costs included $11,732 reimbursed to the CEO and a consultant holding over 10% equity interest in the Company. (2014: $1,013).

GENERAL AND ADMINISTRATIVE EXPENSES

Includes $12,000 (2014: $ nil) charged for investor and public relations by CCC. The amount is included in accounts payable as at March 31, 2015. ($ nil as at March 31, 2014)

NOTE 10 - INCOME TAXES

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

For the years ended March 31, 2015, and 2014, respectively, the Company produced net operating losses before provision for income taxes of $896,614, and $86,638 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2015 and 2014.

The component of the Company’s deferred tax assets as of March 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carryover	$(382,240)	$(68,418)
Valuation allowance	382,240	68,418
Net provision for federal income taxes	$--	$--

The Company’s effective income tax rate of 0.0% differs from the statutory rate of 35% for the reason set forth below for the years ended March 31:

	2015	2014
Income tax (recoverable) payable at statutory rate	$(313,800)	$(30,323)
Valuation allowance	313,800	30,323
Net provision for federal income taxes	$--	$--

ZD Ventures Corporation

Year ended March 31, 2015

NOTES TO FINANCIAL STATEMENTS

As at the year-end the Company had an approximate net tax loss carried forward of $1,092,100 (2014: $195,480). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2028 and 2035. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2015 or any interim period.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2015. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our assessment, we believe that, as of March 31, 2015, our internal control over financial reporting and disclosure controls and procedures was not effective based on those criteria and appointing full time staff to enforce such controls is not presently considered cost effective.

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

Changes in Internal Control Over Financial Reporting

There were no major changes in internal control over financial reporting during the fiscal year 2015.  The Company does not consider hiring any other staff at this stage cost effective. Thus, our CEO and CFO would continue to be controlling all aspects of the Company’s affairs on a part time basis from two different locations – Barcelona and Toronto.  These changes  are reasonably likely to materially affect, adversely,  our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name	Age	Position(s) with Company
Terence Robinson	55	Chief Executive Officer and director.

Kam Shah	63	Chief Financial Officer, Secretary and Director

Business Experience

Terence Robinson was appointed on September 30, 2014 as Chairman of the Board and Chief Executive Officer of the Company. Mr. Robinson is responsible for the shareholders relations, arranging the required financing, reviewing investment opportunities and overall operating strategies for the Company. He has over 25 years of experience as merchant banker and venture capitalist and has successfully secured financing for a number of start-up and small cap companies.

Kam Shah is a member of the American Institute of Certified Public Accountants (United States) and is also a member of  the Chartered professional accountants of Ontario and Canada.  Mr. Shah is the Chief Financial Officer for Portage Biotech Inc., (“Portage”), a company engaged in the biotech pharmaceutical sector that is currently traded on the OTC Markets under the symbol “PTGEF” and listed on Canadian Securities Exchange under the symbol ‘PBT.U”.  Mr. Shah has been in these capacities since July 2004.

During the past five years, to the best of our knowledge, none of the directors has been the subject of the following events:

1.   Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of   the bankruptcy or within two years prior to that time.

2.   Any conviction in a criminal proceeding or being subject to a pending    criminal proceeding.

3.   An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent   jurisdiction, permanently or   temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities.

4.   Found by a court of competent jurisdiction (in a civil action), the   Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or   commodities law, and the judgment has not been reversed, suspended or   vacated.

Committees of the Board of Directors

As we only have two Board members and given our limited operations, we do not have separate or independent audit or compensation committees. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Compensation of Directors

Our directors receive no cash compensation as directors. However, Mr. Shah charges fee of $2,000 per month to act as CFO. Mr. Robinson charged fee of $5,000 a month until March 31, 2015 and discontinued charging thereafter.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Shah acted as CFO during the fiscal year 2015 for which he charged $2,000 per month fee. He acted as CEO and CFO during the fiscal year 2014 and charged $ 25,000 for his services for that year. Mr. Shah received no restricted stock awards, long-term incentive plan payouts or any other types of compensation.

Mr. Terence Robinson who was appointed as CEO effective September 30, 2014 charged $5,000 per month fee until March 31, 2015. Thereafter he discontinued charging any fee.

Compensation of Directors

Directors received no compensation to act as directors during the fiscal years 2015 and 2014.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2015, or the period ending on the date of this Report.

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

		Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
Jeffrey Robinson 2310 Paseo Del Prado # A206, Las Vegas, NV 89102	Common	5,000,000	19.3%

Tony Vespa * 1075 Old Mohawk Rd, Ancaster, ON L9K 3K9	Common	1,800,000	7%

*Includes 500,000 shares held in the name of his wife.

Terence Robinson 68 Admiral Road, Toronto, ON M5R 2L5	Common	6,825,000	26.3%

Kam Shah Sole director and Executive Officer 47 Avenue Road, Suite 200 Toronto, Ontario M5R 2G3	Common	nil	nil

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2015. As of March 31, 2015, there were 25,868,848 shares of our common stock issued and outstanding.

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

Except for the following:

The Company acquired certain assets from BSC, which were written off during the fiscal year 2015, as explained under Item 7 above. BSC is owned by a shareholder of the Company who has also advanced funds to the Company, to date. This shareholder is the brother of Mr. Jeffrey Robinson, who holds 31.36% of our common stock.

Further, Mr. Jeffrey Robinson has been appointed as a consultant to the Company effective January 1, 2014 for a fee of €3,500. This appointment is terminable with one month’s notice. Subsequent to March 31, 2015, Mr. Robinson‘s consulting contract was canceled.

Director Independence

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Terence Robinson, a director who acts as CEO and Mr. Kam Shah, our other director, acts as our Chief Financial Officer. As such, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended March 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Tax fees were not charged by the principal accountant during the fiscal year ended March 31, 2013, but were charged by an independent consulting firm for tax services rendered during the period.

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2015	$10,000	none	none	none
2014	$9,500	none	none	none

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

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at March 31, 2015 and 2014

•

Statements of Operations for the years ended March 31, 2015 and 2014

•

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2015 and 2014

•

Statements of Cash Flows for the years ended March 31, 2015 and 2014

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

3.  Exhibits Incorporated by Reference or Filed with this Report.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein, as follows:

------------  -----------------------

Exhibit Number	Descriptions

31.1a and b	*Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1a and b	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101

*The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2015 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZD VENTURES CORPORATION

Date: July 12, 2015

/s/Terence Robinson
Terence Robinson, Chief Executive Officer President, Secretary, Treasurer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2015

/s/Kam Shah
Kam Shah Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)