Form 10-Q
period 2015-06-30
ZD VENTURES Corp
filed 2015-08-12
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X]  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2015

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of August 5, 2015, there were 25,868,848 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

	June 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$26,875	$21,271
Note receivable	44,800	42,800
Prepaid rent	1,807	10,133
Investments, available for sale	39,200	37,450
Total Current Assets	112,682	111,654
Furniture (net of accumulated depreciation and write off)	-	4,673
Total Assets	$112,682	$116,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$88,599	$104,370
Convertible debt, net of debt discount	24,233	4,836
Advances from stockholder	348,677	344,145
Total Current Liabilities	461,509	453,351
Total Liabilities	461,509	453,351

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
25,868,848 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	25,868	25,868
Additional paid-in capital	2,172,759	2,127,759
Accumulated other comprehensive income	33,281	34,692
Accumulated deficit	$(2,580,735)	$(2,525,343)
Total Stockholders’ deficit	(348,827)	(337,024)
Total Liabilities and Stockholders’ deficit	$112,682	$116,327

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended June 30,	2015	2014
REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	4,603	12,875
Professional fees	6,000	16,818
Consulting fees	16,680	27,023
Travel, meals and promotions	6,155	238
Total expenses	33,438	56,954
Loss from operations	(33,438)	(56,954)
Gain on disposition of debt	-	4,955
Interest expense	(21,954)	(13,712)
Net loss	(55,392)	(65,711)
Other comprehensive loss	(1,411)	(11,382)
Comprehensive loss	$(56,803)	$(77,093)

Loss per weighted average common share, basic and diluted	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	25,868,848	15,943,300

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Number of shares	Common stock	Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2014	15,943,300	$15,943	$170,157	$(195,480)	$12,745	$3,365
Translation differences					(11,382)	$(11,382)
Net loss	-	-	-	(65,711)		(65,711)
ENDING BALANCE, June 30, 2014	15,943,300	$15,943	$170,157	$(261,191)	$1,363	$(73,728)
BEGINNING BALANCE, April 1, 2015	25,868,848	$25,868	$2,127,759	$(2,525,343)	$34,692	(337,024)
Convertible loans with BCF exceeding face value			30,000			30,000
CEO fee forgiven			15,000			15,000
Translation differences					(1,411)	(1,411)
Net loss				(55,392)		(55,392)

ENDING BALANCE, June 30, 2015	25,868,848	$25,868	$2,172,759	$(2,580,735)	$33,281	$(348,827)

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Cash Flows

(Unaudited)

Three months to June 30,	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,392)	$(65,711)
Adjustments to reconcile net loss to net cash used by operating activities:
Furniture written off	4,673	(4,955)
CEO fee forgiven	15,000	-
Amortization of note payable discount	19,397	12,466
Changes in operating assets and liabilities
(Increase) in prepaid expenses	-	(500)
Decrease in prepaid rent	8,326	(12,974)
(Increase) in note receivable	(2,000)
Increase (decrease) in accounts payable and accrued liabilities	(15,771)	1,080
Net cash used by operating activities	$(25,767)	$(70,594)
CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Investments available for sale	(1,750)	(47,950)
Net cash (used in) investing activities	$(1,750)	$(47,950)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	4,532	60,815
Proceeds from convertible loan	30,000	-
Net cash provided by financing activities	$34,532	$60,815

Effects of exchange rates on cash	$(1,411)	$(11,382)

Net increase in cash	5,604	(69,111)
Cash, beginning of period	21,271	74,415
Cash, end of period	$26,875	$5,304

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$2,552	$774
Non-Cash financing Activities:
Beneficial conversion feature on convertible debt	$30,000	$-

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Three months ended June 30, 2015

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from Barcelona, Spain.  Most of the activities of the Company to date relate to its organization, funding, and seeking business opportunities in the emerging technologies.

At the end of the fiscal year 2015, the Company discontinued its plan for further development of a social website and wrote off the carrying costs as non-temporary impairment. During the fiscal quarter ended June 30, 2015, the Company was not able to conclude satisfactorily on  several business negotiations. The management continues its efforts in reviewing business opportunities  that will meet its criteria.

(B)  Basis of Presentation

The unaudited interim financial statements as of and for the three months ended June 30, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2015. The significant accounting policies followed are same as those detailed in the said Annual Report.

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

ZD Ventures Corporation

Three months ended June 30, 2015

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2015, the Company has an accumulated deficit amount of $2,580,735.

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

NOTE 4 - INVESTMENTS, AVAILABLE FOR SALE

The Company was a member of Necotium, a pledge fund in Spain.  The Fund on behalf of its members invests in early stage companies with strong growth potential. The investments are usually disposed of when the fund manager believes that expected growth is achieved. The proceeds are distributed among the members in proportion to their investments, after the fund’s fees and related costs.

ZD Ventures Corporation

Three months ended June 30, 2015

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

While the Company is no longer a member of the fund, it made the following investments through the fund during the fiscal year 2015. The investments constituted less than 10% of the total equity of the related investee entities:

	Original amount	Date of	As at
	Invested	investment	June 30, 2015*	March 31 2015*
Mailtrack Company SL	€ 20,000	June 6, 2014	$22,400	$21,400
Mobile Media Content	€ 15,000	April 16, 2014	16,800	16,050
			$39,200	$37,450

*

Converted to US dollar at exchange rate at June 30, 2015 of $1.12 per euro (March 31, 2015 :$1.07 per Euro)

In accordance with authoritative guidance, the table below sets forth the Company's financial assets measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of June 30, 2015	Total	Level 1	Level 2	Level 3
ASSETS
Fair value of Mailtrack Company SL	$22,400	$--	$--	$22,400
Fair value of Mobile Media Content	16,800	--	--	16,800
Total	$39,200	$--	$--	$39,200
LIABILITIES
None	$--	$--	$--	$--

NOTE 5 - CONVERTIBLE DEBTS

		June 30, 2015	March 31, 2015
Balance, at beginning of period		$4,836	$7,808
Converted to additional paid in capital	i	(30,000)	(146,900)
Converted to common stock		--	(3,100)
BCF amortization of discount	i	19,397	97,028
Unsecured loans	i	30,000	88,000
Debt discount to paid in capital		--	(38,000)
		$24,233	$4,836

i.  In April 2015, the Company received two unsecured convertible loans totalling to $30,000 repayable within one year and carrying coupon at 8%. The loans and coupons accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lenders within the repayment period.  The entire loan amount was transferred to paid-in capital since the present value of its beneficial conversion feature (BCF) value was greater than its face value. Debt discount of $6,822 was charged to interest and included under convertible debt. In addition, debt discount of $ 12, 275 on existing convertible debt was also charged to interest and included under convertible debt.

ZD Ventures Corporation

Three months ended June 30, 2015

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

(a)  ADVANCES FROM STOCKHOLDERS

	Three months to June 30, 2015	Year ended March 31, 2015
Balance, beginning of the period	$344,145	$186,758
Funds advanced (net)	4,532	157,387
Balance, end of the period	$348,677	$344,145

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

(b)  Consulting fee includes $6,000 charged by the management (three months ended June 30, 2014: $6,000) and $nil (three months to June 30, 2014: 15,063) charged by a consultant holding over 10% equity interest in the Company. Fees of $15,000 previously charged by the management was reversed to paid in capital and fee of $3,745 charged previously by a consultant holding over 10% equity interest in the Company were reversed as no longer payable during the three months ended June 30, 2015.

(c)  Payables as at June 30, 2015 include $32,507 due to management (As at March 31, 2015:  $43,507 due to the management) and $ nil (As at March 31, 2015: $3,745 due to a consultant holding over 10% equity interest in the Company).

(d)  General and administration expenses include$ nil (for the three months to June 30, 2014:  $1,133 being telephone expenses reimbursed to the consultant a consultant holding over 10% equity interest in the Company).

(e)  Travel costs include $4,458 reimbursed to a consultant owning over 10% equity in the Company (three months to June 30, 2014: $ nil).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. Effective September 30, 2014, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and Chief Executive Officer of the Company. Mr. Shah continued as a director and a Chief Financial Officer and Secretary of the Company until July 15, 2015 when he resigned and Mr. Robinson took over as chief financial officer also.

On June 28, 2013, the Company changed its name from Webtradex International Corporation to ZD Ventures Corporation (“ZDV”, the “Company”).

The Company has no subsidiaries. Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 840-0211. Our fiscal year end is March 31.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2015 and the audited financial statements and notes for the year ended March 31, 2015.

Business Plan and Strategy

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished,  acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  The Company has not yet generated or realized any revenues from business operations. The Company currently has small investments available for sale in a couple of emerging technology companies through its former membership to a pledge fund in Barcelona and is negotiating new business opportunities

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2015. For the three months ended June 30, 2015, the Company recognized a net loss of $55,392 compared to net loss of $65,711 for the three months ended June 30, 2014.

Overall operating expenses declined significantly during the 2016  fiscal quarter compared to 2015 fiscal quarter. During the 2015 fiscal quarter, the Company incurred significant costs in setting up an office in Barcelona including hiring of various consultants and legal costs in negotiating with Bluesence owners. However, effective April 1, 2015, the company canceled contracts with most of its consultants, discontinued using its Barcelona lawyer and its CEO stopped charging fees.  As a result of these measures, operating costs declined significantly.

Professional Fees

Professional fees for the three months ended June 30, 2015 were $ 6,000 compared to $16,818 for the three months ended June 30, 2014. The fees for the three months ended June 30, 2014 included legal fees of approximately $12,000 charged by a lawyer in Spain which were due to various investment activities initiated during the quarter. There were no such legal fees during the three months ended June 30, 2015. The balance of the professional fees represent review and annual audit fees charged by the independent accountant.

Consulting fees

Consulting fee for the three months to June 30, 2015 includes $ 6,000 charged by the ex-CFO No fee was charged by the CEO during the three months ended June 30, 2015. Approximately $ 14,500 was charged by three other consultants. These consultants are not currently providing any services. $ 15,000 fee for the previous quarter charged by CEO was forgiven and as a result was reversed to additional paid in capital.

Consulting fees for the three months ended June 30, 2014 included $ 6,000 charged by the CEO, approximately $15,000 charged by a consultant who owns over 10% equity in the Company and is based in Barcelona, Spain and provides investor relation services and overseas B’Wished development. The balance of the consulting fee of approximately $6,000 was charged by a non-related consultants in Barcelona, Spain, providing administration and web site development services.

General and administrative expenses

These costs for the three months ended June 30, 2015 include furniture written off of $4,673 due to closure of Barcelona office, reversal of fee of $ 2,800 previously provided for annual renewal of the Company’s membership to hedge fund which the management decided to cancel effective January 1, 2015, reversal of fee charged by Current Capital Corp for investor relations of $ 6,000 in the previous period, which CCC decided to forgive and agreed for cancelation of their contract without any further charges.

Major general and administrative costs for the three months ended June 30, 2014 included rent of $6,194 for the Barcelona office. Rent for this quarter also included commission of $ 3,927charged by the real estate broker and $ 632 for minor repairs. In June 2014, the Company signed a five-year lease on an approximately 180 square metre of office premises in Barcelona , Spain at a monthly lease of € 2,291.74, subject to 50% reduction for the first seven months. The lease was however canceled effective July 1, 2015.

Interest Expense

Interest expense for the three month period ended June 30, 2015 totalled $21,954, and was $13,712 for the three months ended June 30, 2014.

Interest for the three months to June 30, 2015 included interest of $2,552 relating to three convertible loans and amortization of convertible feature of these loans of $19,402.

Interest of $13,712 consisted of interest of $1,247 at 5% on convertible debt and amortized amount of $12,466 representing the convertible feature of the convertible debt for the three months ended June 30, 2014.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2015, the Company generated a negative cash flow from operations of approximately $25,800 (three months to June 30, 2014: negative cash flow of $70,600) , which was primarily met from existing cash and new borrowings. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements

As of June 30, 2015, the Company had cash of $26,875 (as at March 31, 2015:  $21,271). The Company's total assets decreased marginally from $116,327 as at March 31, 2015 to $112,682 as at June 30, 2015. Total liabilities also moved marginally from $453,351 as of March 31, 2015 to $461,509 as of June 30, 2015. While the Company actually borrowed $ 30,000 during the three months to June 30, 2015, they were covered by convertible notes whose beneficial conversion feature value exceeded their face value and hence were transferred to equity. As a result, overall liability did not change significantly.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Investments available for sale

In fiscal year 2015, the Company made two investments through a pledge fund in Spain. Details of these investments are given in note 4 to the condensed financial statements for the three months ended June 30, 2015.

The Company’s indirect equity interest in both the above entities is under 5%. The Club’s review committee will monitor these investments on behalf of its members and will recommend their disposal at an appropriate time. Approximately 80% of the capital gain on disposal of investments will be distributed to the participating members in proportion to their invested amount. The remaining 20% is retained by the fund as a bonus for the managers of the fund.

The investments are considered as available for sale and are stated at their fair value. The fair value consideration is based on a quarterly report to be received from the fund managers on each of the investments. As at June 30, 2015, the carrying value is considered to be equal to the fair value, based on the progress made at both the investee companies.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 2.6 million. The Company realized a net loss from operations of $55,392 and $65,711, respectively, for the three months ended June 30, 2015 and 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management which currently basically comprises our Chief Executive and Financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and  financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive  and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

In July 2015, the CFO resigned both as CFO and a director of the Company. Our CEO is therefore the only executive acting as CEO, CFO and corporate secretary and is the sole director.  The Company does not consider hiring any other staff at this stage cost effective. Thus, our CEO would continue to be controlling all aspects of the Company’s affairs on a part time basis from two different locations - Barcelona and Toronto.  These changes  are reasonably likely to materially affect, adversely,  our internal control over financial reporting.

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

ZD Ventures Corporation

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial  Officer,

President and Chairman of the Board*

Date:  August 12, 2015

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.