Form 10-Q
period 2015-09-30
ZD VENTURES Corp
filed 2015-11-13
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2015

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

Registrant's telephone number, including area code: (416) 860-0211

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

As of November 9, 2015, there were 26,747,009 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

As at	Sept. 30, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$16,766	$21,271
Note receivable	44,800	42,800
Prepaid rent	-	10,133
Investments, available for sale	39,200	37,450
Total Current Assets	100,766	111,654

Furniture	-	4,673

Total Assets	$100,766	$116,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$84,634	$104,370
Convertible debt, net of debt discount	37,052	4,836
Advances from stockholder	326,885	344,145
Total Current Liabilities	448,571	453,351

Total Liabilities	448,571	453,351

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 26,115,153 shares at September 30, 2015 and 25,868,848 shares at March 31, 2015 were issued and outstanding.	26,115	25,868
Additional paid-in capital	2,182,512	2,127,759
Accumulated other comprehensive income	55,074	34,692
Deficit accumulated during the development stage	(2,611,506)	(2,525,343)
Total Stockholders’ (Deficit) Equity	$(347,805)	$(337,024)

Total Liabilities and Stockholders’ (Deficit) Equity	$100,766	$116,327

The accompanying notes are an integral part of the condensed unaudited financial statements.

ZD Ventures Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended		Six months ended
September 30,	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and admin expenses	2,967	9,658	7,570	22,771
Professional fees	1,300	26,460	7,300	43,278
Consulting	4,050	34,862	20,730	61,885
Travel	-	-	6,155	-
Total expenses	$8,317	$70,980	$41,755	$127,934

Loss from operations	(8,317)	(70,980)	(41,755)	(127,934)
Gain on disposition of debt	-	-	-	4,955
Interest expense	(22,454)	(13,863)	(44,408)	(27,575)

Net loss	(30,771)	(84,843)	(86,163)	(150,554)

Other comprehensive income (loss)	21,793	1,556	20,382	(9,826)
Comprehensive loss	(8,978)	(83,287)	(65,781)	(160,380)

Loss per weighted average common share, basic and diluted	(0.00)	(0.01)	(0.00)	(0.01)
Number of weighted average common shares outstanding	25,950,950	15,943,300	25,909,899	15,943,300

The accompanying notes are an integral part of the condensed unaudited financial statements.

ZD Ventures Corporation

Condensed Statement of Cash Flows

(Unaudited)

Six months ended September 30,	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(86,163)	$(150,554)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	(4,955)
Furniture written off	4,673	-
CEO fee forgiven	15,000	-
Amortization of note payable discount	42,216	25,068
Changes in operating assets and liabilities
(increase) in note receivable	-	(52,100)
Decrease (increase) in rent deposits	10,133	(11,932)
Increase (decrease) in accounts payable and accrued liabilities	(19,736)	10,937
Net cash used by operating activities	(33,877)	(183,536)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investments available for sale	-	(44,100)
Furniture	-	(5,608)
Net cash used in investing activities	-	(49,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	-	171,501
Proceeds from convertible loan	30,000
Net cash provided by financing activities	30,000	171,501

Effects of exchange rates on cash	(628)	(9,826)

Net increase in cash	(4,505)	(71,569)

CASH, beginning of period	21,271	74,415
CASH, end of period	16,766	2,846

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$2,193	$2,506

Non-Cash financing Activities:
Beneficial conversion feature on convertible debt	$30,000	$-
Convertible note converted into common shares	$(10,000)	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

ZD Ventures Corporation

Six months ended September 30, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from Toronto, Canada office.  Most of the activities of the Company to date relate to its organization, funding, and seeking business opportunities in the emerging technologies.

At the end of the fiscal year 2015, the Company discontinued its plan for further development of a social website and wrote off the carrying costs as non-temporary impairment. During the six months ended September 30, 2015, the Company was not able to conclude satisfactorily on several business negotiations. The management continues its efforts in reviewing business opportunities that will meet its criteria.

(B) Basis of Presentation

The unaudited interim financial statements as of and for the three and six months ended September 30, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2015.  The significant accounting policies followed are same as those detailed in the said Annual Report.

(C) Use of estimates

The financial statements have been prepared in conformity with generally accepted accounting principles (GAAP). In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

ZD Ventures Corporation

Six months ended September 30, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2015, the Company has an accumulated deficit amount of $2,611,506.

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

ZD Ventures Corporation

Six months ended September 30, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS, AVAILABLE FOR SALE (CONTINUED)

While the Company is no longer a member of the fund, it made the following investments through the fund during the fiscal year 2015. The investments constituted less than 10% of the total equity of the related investee entities:

	Original amount	Date of	As at
	Invested	investment	September 30, 2015*	March 31 2015*
Mailtrack Company SL	€ 20,000	June 6, 2014	$22,400	$21,400
Mobile Media Content	€ 15,000	April 16, 2014	16,800	16,050
			$39,200	$37,450

*

Converted to US dollar at exchange rate at September 30, 2015 of $1.12 per euro (March 31, 2015: $1.07 per Euro)

In accordance with authoritative guidance, the table below sets forth the Company's financial assets measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

As of September 30, 2015	Total	Level 1	Level 2	Level 3
ASSETS
Fair value of Mailtrack Company SL	$22,400	$--	$--	$22,400
Fair value of Mobile Media Content	16,800	--	--	16,800
Total	$39,200	$--	$--	$39,200
LIABILITIES
None	$--	$--	$--	$--

NOTE 5 - CONVERTIBLE DEBTS

		September 30, 2015	March 31, 2015
Balance, at beginning of period		$4,836	$7,808
Converted to additional paid in capital	i	(30,000)	(146,900)
Converted to common stock		(10,000)	(3,100)
BCF amortization of discount	i	42,216	97,028
Unsecured loans	i	30,000	88,000
Debt discount to paid in capital		--	(38,000)
		$37,052	$4,836

i.

In April 2015, the Company received two unsecured convertible loans totalling to $30,000 repayable within one year and carrying coupon at 8%. The loans and coupons accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lenders within the repayment period.  The entire loan amount was transferred to paid-in capital since the present value of its beneficial conversion feature (BCF) value was greater than its face value. Debt discount of $14,384 was charged to interest and included under convertible debt. In addition, debt discount of $25,288 on existing convertible debt was also charged to interest and included under convertible debt.

ii.

On September 14, 2015, a convertible debt holder of $ 38,000 loan converted $ 10,000 of the loan into 246,305 common shares as per the terms of the agreement. $ 2,544 of the unamortized portion of the debt was charged to interest expense.

ZD Ventures Corporation

Six months ended September 30, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

(A) Advances from Stockholders

	Six months to September 30, 2015	Year ended March 31, 2015
Balance, beginning of the period	$344,145	$186,758
Exchange gain on conversion at period end	(17,260)	--
Funds advanced (net)	--	157,387
Balance, end of the period	$326,885	$344,145

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

(B) Related Party Expenses

	Three months ended	Six months ended	Three months ended	Six months ended
September 30,	2015	2015	2014	2014
Consulting fee to management	16,000	18,000	21,063	48,615
CEO fee for the prior period reversed to paid in capital	--	(15,000)	--	--
Reversal of fee charged in prior period by shareholder holding over 10% equity	(3,745)	(3,745)	--	--
Telephone costs reimbursed to shareholder holding over 10% equity	--	--	--	1,133
Travel costs reimbursed to shareholder holding over 10% equity	--	4,458	683	683

(C) Related Party Payables

Payables as at September 30, 2015 include $15,507 due to management (As at March 31, 2015:  $43,507 due to the management) and $ nil (As at March 31, 2015: $3,745 due to a consultant holding over 10% equity interest in the Company).

NOTE 7 - SUBSEQUENT EVENTS

In October 2015, two of the existing convertible debt holders converted their debts including interest accrued to date totalling to approximately $ 31,593 into 631,856 restricted common shares of the Company at an agreed conversion price of $.05 per common share.

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

The following discussion and analysis should be read in conjunction with the unaudited financial statements and accompanying notes of the Company for the six months ended September 30, 2015 and the audited financial statements and notes for the year ended March 31, 2015.

Business Plan and Strategy

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished, acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  The Company has not yet generated or realized any revenues from business operations. The Company currently has small investments available for sale in a couple of emerging technology companies through its former membership to a pledge fund in Barcelona and is negotiating new business opportunities.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2015. For the six months ended September 30, 2015, the Company recognized a net loss of $86,163 compared to net loss of $150,554 for the six months ended September 30, 2014.

Overall operating expenses declined significantly during the 2016 fiscal period compared to 2015 fiscal period. During the 2015 fiscal period, the Company incurred significant costs in setting up an office in Barcelona including hiring of various consultants and legal costs in negotiating with Bluesence owners. However, effective April 1, 2015, the Company canceled contracts with most of its consultants, discontinued using its Barcelona lawyer and its CEO stopped charging fees.  As a result of these measures, operating costs declined significantly.

Professional Fees

Professional fees for the three and six months ended September 30, 2015 were $1,300 and $7,300 respectively compared to $26,460 and $43,278 respectively for the three and six months ended September 30, 2014. The fees for the three and six months ended September 30, 2014 included legal fees of approximately $12,000 and $36,000 respectively charged by a lawyer in Spain which were due to various investment activities initiated during the periods. There were no such legal fees during the fiscal period ended September 30, 2015. The balance of the professional fees represent review and annual audit fees charged by the independent accountant.

Consulting fee

Consulting fee for the three and six months to September 30, 2015 includes $2,000 and $4,255 respectively charged by the ex-CFO No fee was charged by the CEO. Approximately$2,000 and $14,500 was charged by three other consultants. These consultants are not currently providing any services except for the ex-CFO who provides accounting services as a consultant for a monthly fee of $2,000. $15,000 fee for the previous quarter charged by CEO was forgiven and as a result was reversed to additional paid in capital.

Consulting fees for the three and six months ended September 30, 2014 included $13,108 and $19, 108 respectively charged by the management, approximately $14,000 and $29,000 respectively charged by a consultant who owns over 10% equity in the Company and is based in Barcelona, Spain and provided investor relation services and oversaw B’Wished development. The balance of the consulting fee of approximately $7,000 and $13,600 respectively was charged by various non-related consultants in Barcelona, Spain, providing administration and web site development services.

General and administrative expenses

These costs for the three and six  months ended September  30, 2015 include rent of approximately $1,807 and $12,808 respectively, furniture written off of $4,673 due to closure of Barcelona office, reversal of fee of $2,800 previously provided for annual renewal of the Company’s membership to hedge fund which the management decided to cancel effective January 1, 2015, reversal of fee charged by Current Capital Corp for investor relations of $6,000 in the previous period, which CCC decided to forgive and agreed for cancelation of their contract without any further charges.

Major general and administrative costs for the three and six months ended September 30, 2014 included rent of $6,823 and $12,818 respectively for the Barcelona office. Rent for this period also included commission of $3,927charged by the real estate broker and $2,700 for minor repairs. In June 2014, the Company signed a five-year lease on an approximately 180 square metre of office premises in Barcelona, Spain at a monthly lease of € 2,291.74, subject to 50% reduction for the first seven months. The lease was however canceled effective July 1, 2015.

Interest Expense

Interest expense, which also included amortization of BCF value of convertible loans for the three and six months ended September 30, 2015 totalled $22,454 and $44,408 respectively, and was $13,863 and $27,575 respectively for the three and six months ended September 30, 2014.

Interest expense for the period to September 30, 2015 comprised interest of approximately $2,194 at 5% and 8% on three convertible debts and amortized amount of approximately $42,200 representing the convertible feature of the convertible debt.

Interest expense for the six months ended September 30, 2014, was comprised of interest of $2,506 at 5% on a convertible debt and amortized amount of approximately $25,000 representing the convertible feature of the convertible debt.

Financial Condition, Liquidity and Capital Resources

For the six months ended September 30, 2015, the Company generated a negative cash flow from operations of approximately $33,877 (six months to September 30, 2014: negative cash flow of approximately $184,000) , which was primarily met from existing cash and new borrowings. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.

As of September 30, 2015, the Company had cash of $16,766 (as at March 31, 2015:  $21,271). The Company's total assets decreased marginally from $116,327 as at March 31, 2015 to $100,766 as at September 30, 2015. Total liabilities also declined marginally from $453,351 as of March 31, 2015 to $448,571 as of September 30, 2015, mainly due to exchange gain on a debt payable in Canadian dollars.  While the Company actually borrowed $30,000 during the six months to September 30, 2015, they were covered by two convertible notes whose beneficial conversion feature value exceeded their face value and hence were transferred to equity. As a result, overall liability did not change significantly.

The Company continues to seek to raise capital to implement the Company's business strategy. Appointment of a CEO with significant experience in raising financing for small cap and emerging businesses and significant reduction of operating costs will enable the Company to pursue new investors. However, in the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Investments available for sale

In fiscal year 2015, the Company made two investments through a pledge fund in Spain. Details of these investments are given in Note 4 to the unaudited condensed financial statements for the six months ended September 30, 2015.

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

The investments are considered as available for sale and are stated at their fair value. The fair value consideration is based on a quarterly report to be received from the fund managers on each of the investments. As at September 30, 2015, the carrying value is considered to be equal to the fair value, based on the progress made at both the investee companies.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $2.6 million as at September 30, 2015. The Company realized a net loss from operations of approximately $86,000 and $151,000, respectively, for the six months ended September 30, 2015and 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

In July 2015, the CFO resigned both as CFO and a director of the Company. Our CEO is therefore the only executive acting as CEO, CFO and corporate secretary and is the sole director.  The Company does not consider hiring any other staff at this stage cost effective. Thus, our CEO would continue to be controlling all aspects of the Company’s affairs on a part time basis.  These changes are reasonably likely to materially affect, adversely, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

*  Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     8-K filed on July 17, 2015 concerning resignation of Mr. Kam Shah as director and chief financial officer and appointment of Mr. Terence Robinson as chief financial officer.

     8-K filed on August 10, 2015 concerning change in our certifying Accountant

    8-k filed on August 17, 2015 concerning a letter from outgoing certifying Accountant

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZD Ventures Corporation

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board

Date:  November 12, 2015