Form 10-Q
period 2015-12-31
ZD VENTURES Corp
filed 2016-02-04
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2015

[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

ZD VENTURES CORPORATION

(Exact name of registrant as specified in its charter)

_______________

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

As of January 25, 2016, there were 26,747,009 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

ii

iii

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

As at	Dec 31, 2015	March 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$11,828	$21,271
Note receivable	-	42,800
Prepaid expenses	700	10,133
Investments, available for sale	-	37,450
Total Current Assets	12,528	111,654
Furniture	-	4,673
Total Assets	$12,528	$116,327

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$110,094	$104,370
Convertible debt, net of debt discount	28,000	4,836
Advances from stockholder	313,809	344,145
Total Current Liabilities	451,903	453,351
Total Liabilities	451,903	453,351

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
26,747,009 shares at December 31, 2015 and 25,868,848 shares at March 31, 2015 were issued and outstanding.	26,747	25,868
Additional paid-in capital	2,213,472	2,127,759
Accumulated other comprehensive income	68,269	34,692
Retained deficit	(2,747,863)	(2,525,343)
Total Stockholders’ (Deficit) Equity	(439,375)	(337,024)
Total Liabilities and Stockholders’ (Deficit) Equity	$12,528	$116,327

The accompanying notes are an integral part of the condensed unaudited financial statements.

ZD Ventures Corporation

Condensed Statements of Operations

(Unaudited)

	Three months ended		Nine months ended
December 31,	2015	2014	2015	2014
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and admin expenses	1,928	22,711	9,498	45,482
Professional fees	1,100	10,203	8,400	53,481
Consulting	27,000	44,199	47,730	106,084
Bad debt	44,800		44,800
Impairment in investments	39,200		39,200
Travel	-	-	6,155	-
Total expenses	$114,028	$77,113	$155,783	$205,047
Loss from operations	(114,028)	(77,113)	(155,783)	(205,047)
Gain on disposition of debt	-	-	-	4,955
Interest expense	(22,329)	(13,863)	(66,737)	(41,438)
Net loss	(136,357)	(90,976)	(222,520)	(241,530)
Other comprehensive income (loss)	13,195	10,366	33,577	540
Comprehensive loss	(123,162)	(80,610)	(188,943)	(240,990)

Loss per weighted average common share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)
Number of weighted average common shares outstanding	26,747,009	15,943,300	26,188,936	15,943,300

The accompanying notes are an integral part of the condensed unaudited financial statements.

ZD Ventures Corporation

Condensed Statement of Cash flows

(Unaudited)

Nine months ended December 31,	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(222,520)	$(241,530)
Adjustments to reconcile net loss to net cash used by operating activities:
Forgiveness of debt	-	(4,955)
Bad debts	44,800	-
Furniture written off	4,673	-
CEO fee forgiven	15,000	-
Impairment in investments	39,200	-
Depreciation	-	467
Unamortized note payable discount written off	17,669	-
Amortization of note payable discount	45,495	37,672
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses	9,433	(11,929)
Increase (decrease) in accounts payable and accrued liabilities	5,724	50,930
Net cash used by operating activities	(40,526)	(169,345)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investments available for sale	-	(42,350)
Advances for investment in company	-	(48,400)
Furniture	-	(5,608)
Net cash used in investing activities	-	(96,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	174	187,574
Proceeds from convertible loan	30,000	50,000
Net cash provided by financing activities	30,174	237,574

Effects of exchange rates on cash	909	540

Net increase in cash	(9,443)	(27,589)
CASH, beginning of period	21,271	74,415
CASH, end of period	11,828	46,826

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	-	-
Interest paid	3,133	2,506

Non-cash financing activities:
Beneficial conversion feature on convertible debt	30,000	-
Convertible note converted into common shares	(10,000)

The accompanying notes are an integral part of the condensed unaudited financial statements.

ZD Ventures Corporation

Nine months ended December 31, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from its Toronto, Canada office.  Most of the activities of the Company to date relate to its organization, funding, and seeking business opportunities in the emerging technologies.

At the end of the fiscal year 2015, the Company discontinued its plan for further development of a social website and wrote off the carrying costs as non-temporary impairment. During the nine months ended December 31, 2015, the Company was not able to conclude satisfactorily on several business negotiations. The management continues its efforts in reviewing business opportunities that will meet its criteria.

(B)  Basis of Presentation

The unaudited interim financial statements as of and for the three and nine months ended December 31, 2015 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2015.  The significant accounting policies followed are the same as those detailed in the said Annual Report.

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

ZD Ventures Corporation

Nine months ended December 31, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN (CONTINUED)

In order to continue as a going concern, the Company will need, among other things, new business opportunities and additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to acquire and /or participate in new business ventures, to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of December 31, 2015, the Company has an accumulated deficit amount of approximately $2,747,863.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. ASU No. 2015-03 changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The company does not believe the guidance will result in a material impact to its financial statements.

ZD Ventures Corporation

Nine months ended December 31, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019.  The Company is evaluating the effects of the adoption of this ASU to its financial statements.

NOTE 4- INVESTMENTS, AVAILABLE FOR SALE

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

While the Company is no longer a member of the fund, it made the following investments through the fund during the fiscal year 2015. The investments constituted less than 10% of the total equity of the related investee entities:

	Original amount	Date of	As at
	Invested	investment	December 31, 2015	March 31 2015
Mailtrack Company SL	€ 20,000	June 6, 2014	--	$21,400
Mobile Media Content	€ 15,000	April 16, 2014	--	16,050
			$--	$37,450

The Fund ceased to provide updates on the above investments. The Company was unable to access any details from the investee companies. As a result, the Company concluded that as at December 31, 2015, the fair value of these investments was nil. The carrying costs of $39,200 was therefore considered impaired and expensed.

NOTE 5 - CONVERTIBLE DEBTS

		Dec. 31, 2015	March 31, 2015
Balance, at beginning of period		$4,836	$7,808
Converted to additional paid in capital	i	(30,000)	(146,900)
Converted to common stock	I & iii	(40,000)	(3,100)
BCF amortization of discount	i	63,164	97,028
Unsecured loans	i	30,000	88,000
Debt discount to paid in capital		--	(38,000)
		$28,000	$4,836

i.

In April 2015, the Company received two unsecured convertible loans totalling to $30,000 repayable within one year and carrying coupon at 8%. The loans and coupons accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lenders within the repayment period.  The entire loan amount was transferred to paid-in capital since the present value of its beneficial conversion feature (BCF) value was greater than its face value. Debt discount of $14,876 was charged to interest and included under convertible debt. In addition, debt discount of $30,619 on existing convertible debt was also charged to interest and included under convertible debt.

ii.

On September 14, 2015, a convertible debt holder of $ 38,000 loan converted $ 10,000 of the loan into 246,305 common shares as per the terms of the agreement. $ 2,544 of the unamortized portion of the debt was charged to interest expense.

iii.

On October 8, 2015, two unsecured convertible debt holders of $30,000 loans converted their loans and accrued interest to date into 631,856 common shares as per the terms of the agreement. $15,123 of the unamortized portion of the debt was charged to interest expense.

ZD Ventures Corporation

Nine months ended December 31, 2015

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

(A)  Advances from Stockholders

	Nine months to December 31, 2015	Year ended March 31, 2015
Balance, beginning of the period	$344,145	$186,758
Exchange gain on conversion at period end	(30,510)	--
Funds advanced (net)	174	157,387
Balance, end of the period	$313,809	$344,145

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances are repayable on demand and carry no interest; they have therefore been classified as current liabilities.

(B)  Related Party Expenses

	Three months ended	Nine months ended	Three months ended	Nine months ended
December 31,	2015	2015	2014	2014
Consulting fee to management	25,000	29,255	35,790	54,899
CEO fee for the prior period reversed to paid in capital	--	(15,000)	--	--
Fee charged (reversed) by CCC	--	(6,000)	--	6,000
Reversal of fee charged in prior period by shareholder holding over 10% equity	--	(3,745)	13,821	43,327
Telephone costs reimbursed to shareholder holding over 10% equity	--	--	--	1,133
Travel costs reimbursed to shareholder holding over 10% equity	--	4,458	683	1,732

(C)  Related Party Payables

Payables as at December 31, 2015 include $15,507 due to management (As at March 31, 2015:  $43,507 due to the management) and $ nil (As at March 31, 2015: $3,745 due to a consultant holding over 10% equity interest in the Company) and $6,000 due to CCC (As at March 31, 2015: $12,000). Accruals include fee to CEO accrued of $25,000 (March 31, 2015: $ nil).

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and concluded that there are no events to disclose.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this Report on Form 10-Q as well as our other SEC filings.

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. Effective December 31, 2014, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and Chief Executive Officer of the Company. Mr. Shah continued as a director and a Chief Financial Officer and Secretary of the Company until July 15, 2015 when he resigned and Mr. Robinson took over as Chief Financial Officer also.

On June 28, 2013, the Company changed its name from Webtradex International Corporation to ZD Ventures Corporation (“ZDV”, the “Company”).

The Company has no subsidiaries. Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 840-0211. Our fiscal year end is March 31.

The following discussion and analysis should be read in conjunction with the unaudited financial statements and accompanying notes of the Company for the nine months ended December 31, 2015 and the audited financial statements and notes for the year ended March 31, 2015.

Business Plan and Strategy

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished, acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  The Company has not yet generated or realized any revenues from business operations. The Company currently had small investments available for sale in a couple of emerging technology companies through its former membership to a pledge fund in Barcelona, however, they were written off as at December 31, 2015 since the Company concluded that their carrying cost was impaired and is now negotiating new business opportunities.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2015. For the nine months ended December 31, 2015, the Company recognized a net loss of $222,520 compared to net loss of $241,530 for the nine months ended December 31, 2014.

Approximately $ 84,000 of the costs relate to one-time write offs of advances and investments as explained elsewhere in this report. The net operating costs for the fiscal period 2016 was thus approximately $ 140,000

Overall operating expenses declined significantly during the 2016 fiscal period compared to 2015 fiscal period. During the 2015 fiscal period, the Company incurred significant costs in setting up an office in Barcelona including hiring of various consultants and legal costs in negotiating with Bluesence owners. However, effective April 1, 2015, the Company canceled contracts with most of its consultants, and discontinued using its Barcelona lawyer.  As a result of these measures, operating costs declined significantly.

Professional Fees

Professional fees for the three and nine months ended December 31, 2015 were $1,100 and $8,400 respectively compared to $10,203 and $53,481 respectively for the three and nine months ended December 31, 2014. The fees for the three and nine months ended December 31, 2014 included legal fees of approximately $12,000 and $36,000 respectively charged by a lawyer in Spain which were due to various investment activities initiated during the periods. There were no legal fees during the fiscal period ended December 31, 2015. The balance of the professional fees represent review and annual audit fees charged by the independent accountant.

Consulting fees

Consulting fees for the three and nine months to December 31, 2015 includes $2,000 and $12,000 respectively charged by the ex-CFO and $ 25,000 and $ 25,000 respectively by the CEO. Approximately nil and $14,500 was charged by three other consultants. These consultants are not currently providing any services. The ex-CFO continues to provide accounting and other corporate services as an independent consultant for a fee of $ 2,000 per quarter. $15,000 fee for the previous year charged by CEO was forgiven and as a result was reversed to additional paid in capital.

Consulting fees for the three and nine months ended December 31, 2014 included $20,508 and $44,743 respectively charged by the management, approximately $14,000 and $45,000  respectively charged by a consultant who owns over 10% equity in the Company and is based in Barcelona, Spain and provided investor relation services and oversaw B’Wished development. The balance of the consulting fee of approximately $13,200 and $16,300 respectively was charged by various non-related consultants in Barcelona, Spain, providing administration and web site development services.

General and administrative expenses

These costs for the three and nine  months ended December 31, 2015 include rent of approximately $nil and $12,808 respectively , reversal of fee of $ nil and  $2,800 respectively,  previously provided for annual renewal of the Company’s membership to hedge fund which the management decided to cancel effective January 1, 2015, and  reversal of fee charged by Current Capital Corp for investor relations of $ nil and  $6,000 respectively,  in the previous period, which CCC decided to forgive and agreed for cancelation of their contract without any further charges.

Major general and administrative costs for the three and nine months ended December 31, 2014 included rent of $6,823 and $12,818 respectively for the Barcelona office. Rent for this period also included commission of $3,927charged by the real estate broker and $2,700 for minor repairs. In June 2014, the Company signed a five-year lease on an approximately 180 square metre of office premises in Barcelona, Spain at a monthly lease of € 2,291.74, subject to 50% reduction for the first seven months. The lease was however canceled effective July 1, 2015.

Interest Expense

Interest expense, which also included amortization of BCF value of convertible loans for the three and nine months ended December 31, 2015 totalled $22,329 and $66,737 respectively, and was $13,863 and $41,438 respectively for the three and nine months ended December 31, 2014.

Interest expense for the period to December 31, 2015 comprised interest of approximately $3,133 at 5% and 8% on three convertible debts and amortized amount of approximately $63,600 representing the convertible feature of the convertible debts and unamortized value of the converted debts.

Interest expense for the nine months ended December 31, 2014, was comprised of interest of $3,767 at 5% on a convertible debt and amortized amount of approximately $37,600 representing the convertible feature of the convertible debt.

Financial Condition, Liquidity and Capital Resources

For the nine months ended December 31, 2015, the Company generated a negative cash flow from operations of approximately $40,500 (nine months to December 31, 2014: negative cash flow of approximately $169,000), which was primarily met from existing cash and new borrowings. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements

As of December 31, 2015, the Company had cash of $11,828 (as at March 31, 2015:  $21,271). The Company's total assets decreased significantly from $116,327 as at March 31, 2015 to $12,528 as at December 31, 2015, mainly due to write off of advances and investments as explained elsewhere in the report. Total liabilities also declined marginally from $453,351 as of March 31, 2015 to $451,903 as of December 31, 2015, mainly due to exchange gain on a debt payable in Canadian dollars.  While the Company actually borrowed $30,000 during the nine months to December 31, 2015, they were covered by two convertible notes whose beneficial conversion feature value exceeded their face value and hence were transferred to equity. As a result, overall liability did not change significantly.

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

Note receivable

Note receivable comprised $44,800 (€40,000) advanced in instalments between July 2014 and September 2014 to Mr. Sergi Vargas Vila, a non -related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company, with whom the Company was negotiating acquisition of all shares in Bluesence from Mr. Vila. The advances were covered by a Loan agreement dated July 4, 2014   and were due on or before March 31, 2015, if no acquisition took place.

The negotiations with Bluesence concluded unsuccessfully and Mr. Vila refused to repay the advances. Management is of the opinion that the expected recovery through legal means does not justify the cost and efforts involved. As a result, the Note receivable was written off as bad debt as at December 31, 2015.

Investments available for sale

In fiscal year 2015, the Company made two investments through a pledge fund in Spain. Details of these investments are given in Note 4 to the unaudited condensed financial statements for the three and nine months ended December 31, 2015.

During the fiscal period 2016, the Company discontinued its membership to the pledge fund and was not provided with any updates on the investments. Inquiries by the management failed to generate any information to substantiate the carrying costs of these investments. The management therefore concluded that the value has been impaired and investments’ carrying value should be fully written off.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have a retained deficit of approximately $2.7 million as at December 31, 2015. The Company realized a net loss from operations of approximately $223,000 and $242,000, respectively, for the nine months ended December 31, 2015 and 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will be successful  or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

*  Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the period for which this report is filed:

•

8-K filed on July 17, 2015 concerning resignation of Mr. Kam Shah as director and chief financial officer and appointment of Mr. Terence Robinson as chief financial officer.

•

8-K filed on August 10, 2015 concerning change in our certifying Accountant

•

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

Date:  January 25, 2016