Form 10-K
period 2016-03-31
ZD VENTURES Corp
filed 2016-06-28
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______ to _____

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter(September 30, 2015: $787,321

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,207,117 as of May 31, 2016.

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

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer. Effective September 30, 2014, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and Chief Executive Officer of the Company. Mr. Shah continued as a director and a Chief Financial Officer and Secretary of the Company until July 15, 2015 when he resigned all his positions and Mr. Robinson was appointed to fill the roles of Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Shah continues to provide accounting services as a consultant.

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

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished,  acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  During the fiscal year 2016, the Company also wrote off small investments it had in couple of emerging technology companies in Spain due to unavailability of adequate information from these entities to support any valuation of these investments.

The Company has not yet generated or realized any revenues from business operations. The Company reviewed several business proposals during the fiscal year 2016 and was unable to successfully negotiate any closure on any of these deal and is currently continuing its efforts at finding a suitable business proposal that would meet with its business model and attract the investors.

The Company's auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended March 31, 2016. This means that our auditors believe there is doubt that the Company can continue as an on-

going business for the next twelve months unless it obtains additional capital to pay its bills. ZDV has recently attracted an investor group which has already provided some funding and is willing to provide more equity funding to support the Company’s business strategy. However, the Company has not yet generated significant revenues and its current efforts to find a commercially viable business have not yet been successful. The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2016, the Company employed no full-time and no part-time employees.  Hiring employees over the next twelve months will depend on the continued implementation of the current business strategy and if the required funds are raised. It is likely that for now, the Company will resort to hiring consultants as and when needed rather than employ people on a full-time basis to keep its operational costs at a minimum.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no formal lease commitments. Its operations are handled from the Toronto office of Current Capital Corp.,at 47 Avenue Road, Suite 200, Toronto, ON M5R  2G3 Canada. Current Capital Corp. is owned by one of the shareholders related to the CEO.

In June 2014, the Company leased an office premises in Barcelona. However, the company vacated this premises effective July 1, 2015.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Market Information. There is no established trading market in our Common Stock.  The Company's common stock is traded only on the OTC Markets (OTC: ZDVN).

(b)  Holders.  As of March 31, 2016, there were approximately forty six (46) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED MARCH 31, 2016 AND 2015

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through to March 31, 2016.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2016, and 2015 respectively.

Operating Expenses

Operating expenses for the year ended March 31, 2016 were $ 204,169 which included bad debts of $ 44,800 and investments write off of $39,200. Both these are further explained elsewhere in this report. Excluding these items, net operating costs were $120,166 compared to $ 297,483 for the year ended March 31, 2015. Significant decline in operating costs was mainly due to closure of office in Spain, discontinuation of B’Wished project and overall decline in consultants’ costs in line with lack of any effective operating activities.

Professional Fees

Professional fees for fiscal 2016 primarily comprised auditor’s fees for quarterly reviews and annual audit. Legal fee included was only $ 600 reflecting lack of any significant operating activities during the year.

Professional fees for the year ended March 31, 2015 included legal fees of $40,392 and the remaining balance was audit and related fees. During the fiscal year 2015, the Company hired a lawyer in Barcelona at a monthly minimum retainer of EURO 2,000. However, significant legal time was spent in negotiating Barcelona lease and Bluesense business acquisition and so actual legal costs were much higher than anticipated. As explained in the financial statement notes, Bluesense acquisition did not materialize.

Consulting Fees

Consulting fee includes fee charged by the CEO of $ 25,000 which was settled by issuance of restricted common shares and $36,000 charged by an entity owned by a shareholder of the Company owning less than 5% of the outstanding shares for services relating to recommending and reviewing several business proposals and generally providing consulting to the CEO. The management provided for this fee as charged although it is still under negotiations. The balance of the consulting fee includes fees paid to the former CFO for providing accounting services and other consultants. Overall fees declined by over approximately 49% from the previous fiscal year due to discontinuation of operating activities.

During the fiscal year 2015, the company set up a formal office in Barcelona and pursued the Bluesence business acquisition matter, and various other business opportunities. In this connection, it hired four new consultants who charged approximately $ 52,000. Fees charged by the CEO, CFO and a consultant related to the CEO and holder of over 10% shares totalled approximately $116,000 compared to $ 46,000 in the previous year.

Travel, meals and promotion

Travel costs during the fiscal year 2016 included costs of $15,000 reimbursed to the CEO through issuance of restricted common shares and reversal of $10,000 charged by the CEO in the previous year. The costs related to visits in London, UK and Canada by the CEO in connection with meeting with shareholders and potential business partners. Costs also include reimbursement of $4,458 to a shareholder owning over 5% equity in the Company in connection with his visit to Spain in meeting the CEO and participation in the business opportunity discussions.

During the fiscal year 2015, most travel was in Europe in connection with new business opportunities, meetings with prospective investors and Bluesense/IMB representatives. Other expenses are consistent with the previous fiscal year.

Bad Debts

The Company had a Note receivable of $44,800 (€40,000) advanced in instalments between July 2014 and September 2014 to Mr. Sergi Vargas Vila, a non –related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company, with whom the Company was negotiating acquisition of all shares in Bluesence from Mr. Vila. The advances were covered by a Loan agreement dated July 4, 2014 and were due on or before March 31, 2015, if no acquisition took place.

The negotiations with Bluesence concluded unsuccessfully and Mr. Vila refused to repay the advances. Management is of the opinion that the expected recovery through legal means does not justify the cost and efforts involved. As a result, the Note receivable was written off as bad debt during the year ended March 31, 2016.

Impairment in the value of investments

In fiscal year 2015, the Company made two investments through a pledge fund in Spain. Details of these investments are given in Note 5 to the financial statements for the year ended March 31, 2016. The investments were in two non-related emerging technology companies in Spain and were less than 10% of the equity of the investee entities. The carrying costs of these investments were € 35,000 or $ 39,200.

During the fiscal period 2016, the Company discontinued its membership to the pledge fund and was not provided with any updates on the investments. Inquiries by the management failed to generate any information to substantiate the carrying costs of these investments. The management therefore concluded that the value has been impaired and investments’ carrying value was therefore fully written off.

Loss on disposition of debt

As of March 29, 2016, The Company owed Current Capital Corp., a private corporation owned by a shareholder of the Company $ 319,809 after adjusting for the exchange gain and transfer of $ 6,000 from accounts payable. The entire debt was assumed by the CEO, Mr. Terence Robinson. The amount was settled by issuance of 10,660,312 restricted common shares of the Company at $0.03 per share. On the same day, Mr. Robinson also agreed to accept another 1,110,140 restricted common shares at $0.05 per share value, in settlement of the amount of $55,507 due to him on account of fees and expenses.

The total number of shares issued 11,770,452 were valued at $0.07 being the quoted price of the Company’s shares on OTC Markets on the date of the issuance for a total cost of $ 823,932. The excess of $448,615, being the difference between the market value of shares issued of $823,932 and the carrying costs of debts settled of $375,316 was expensed as loss on disposition of debt.

During the fiscal year 2015, the Company wrote off two trade payables totalling to $4,955 as no longer payable.

Interest Expense

Interest expense for the year ended March 31, 2016 was $68,273 compared to $101,569 for the year ended March 31, 2015. Interest expense for fiscal 2016 consisted of amortisation of convertible notes of $45,495, interest accrued on convertible notes of $5,111 and write off of unamortised portion of convertible notes of $17,667, which got converted during the fiscal year 2016. During the fiscal year 2016, $ 10,000 of the existing convertible note got converted and two new convertible notes issued during the fiscal 2016 for $ 30,000 were also converted later in the same year.

Major difference in the interest cost between fiscal years 2016 and 2015 was due to the fact that in the fiscal 2015, there were new convertible loans totalling to $ 150,000 compared to only $ 30,000 in fiscal 2016, which caused the overall interest cost to increase in fiscal 2015.

Interest expense during the fiscal year 2015 increased from approximately $13,000 in fiscal year 2014 to $101,569 in fiscal year 2015.

Financial Condition, Liquidity and Capital Resources

For the fiscal year 2016, the Company generated a negative cash flow from operations of $42,275 (2015: negative cash flow of $234,620), which was met from two new convertible debts of $ 30,000 and the existing cash.

In April 2015, the Company received two unsecured convertible loans totalling to $30,000 repayable within one year and carrying coupon at 8%. The loans and coupons accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lenders within the repayment period. On October 8, 2015, both the debt holders converted their loans and accrued interest to date of $1,593 into 631,856 common shares as per the terms of the agreement.

For the fiscal year 2015, the Company has generated a negative cash flow from operations of approximately $235,000 which was met from available cash plus additional funds raised during the fiscal year.

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

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $3.2 million as at March 31, 2016 ($2.5 million as at March 31, 2015). The Company realized a net loss from operations of approximately $0.7 million and $2.3 million, respectively, for the years ended March 31, 2016 and 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2016.

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

ZD Ventures Corporation

Financial Statements for the Year Ended March 31, 2016 and 2015

Heaton & Company, PLLC

Report of Independent Registered Public Accounting Firm

Kristofer Heaton, CPA
William R. Denney, CPA
To the Board of Directors and Stockholders
ZD Ventures Corporation

We have audited the accompanying balance sheet of ZD Ventures Corporation (the Company) as of March 31, 2016, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZD Ventures Corporation as of March 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Heaton & Company, PLLC

Farmington, Utah

June 23, 2016

240 N. East Promontory Suite 200 Farmington, Utah 84025 (T) 801.218.3523 heatoncpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

ZD Ventures Corporation

We have audited the accompanying balance sheet of ZD Ventures Corporation as of March 31, 2015 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZD Ventures Corporation as of March 31, 2015 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited operations and has limited established sources of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kyle L. Tingle, CPA, LLC

Kyle L. Tingle, CPA, LLC

July 11, 2015

Las Vegas, Nevada

3145 E. Warm Springs Road. Suite 200. Las Vegas, Nevada 89120· PHONE: (702) 450-2200· FAX: (702) 436-4218

E-MAIL: ktingle@kyletinglecpa.com

ZD Ventures Corporation

Balance Sheets

As at March 31,	2016	2015

ASSETS
CURRENT ASSETS
Cash	$8,488	$21,271
Receivable and prepaid expenses	583	52,933
Investments available for sale	-	37,450
Total Current Assets	9,071	111,654
Furniture (net of accumulated depreciation of $nil as at March 31, 2016 ($935 as at March 31, 2015))	-	4,673
Total Assets	$9,071	$116,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$95,052	$104,370
Convertible debt	28,000	-
Advances from stockholder	-	344,145
Total Current Liabilities	123,052	448,515

LONG-TERM LIABILITIES
Convertible debt	-	4,836
Total Long-Term Liabilities	-	4,836
Total Liabilities	123,052	453,351

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 200,000,000 shares; 33,517,461 and 25,868,848 shares outstanding at March 31, 2016 and 2015, respectively	33,517	25,868
Additional paid-in capital	3,030,633	2,127,759
Accumulated other comprehensive income	68,269	34,692
Accumulated deficit	(3,246,400)	(2,525,343)
Total Stockholders’ Equity (Deficit)	(113,981)	(337,024)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,071	$116,327

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Statements of Operations and Comprehensive Loss

Year ended March 31,	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	11,084	67,957
Professional fees	12,200	49,221
Consulting fees	85,730	168,335
Bad debts	44,800	-
Impairment in the value of investments	39,200	-
Travel, meals and promotions	11,155	11,970
Total expenses	204,169	297,483
Loss from operations	(204,169)	(297,483)
(Loss) Gain on disposition of debt	(448,615)	4,955
Interest expense	(68,273)	(101,569)
Net loss	(721,057)	(394,097)
DISCONTINUED OPERATIONS:
B'Wished software and related debts, net of tax	-	(1,935,766)
Net loss	(721,057)	(2,329,863)
Other comprehensive gain	33,577	21,947
Comprehensive (loss)	$(687,480)	$(2,307,916)

Net loss per share, basic and dilutive before discontinued operations	$(0.03)	$(0.02)
Discontinued operations loss per share, basic and dilutive	$-	$(0.11)
Net loss per share, basic and dilutive	$(0.02)	$(0.11)
Number of weighted average common shares outstanding	26,892,658	18,424,687

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Statement of Shareholders’ Equity

	Number of shares	Common stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, April 1, 2014	15,943,300	$ 15,943	$ 170,157	$ (195,480)	$ 12,745	$ 3,365
Settlement of Note payable	6,825,000	6,825	1,767,675			1,774,500
settlement of unsecured debt	1,004,110	1,004	49,201			50,205
Conversion of convertible debt	2,096,438	2,096	102,726			104,822
Debt discount related to beneficial conversion feature			38,000			38,000
Other comprehensive gain					21,947	21,947
Net loss				(2,329,863)		(2,329,863)

ENDING BALANCE, March 31, 2015	25,868,848	$ 25,868	$ 2,127,759	$ (2,525,343)	$ 34,692	$ (337,024)

BEGINNING BALANCE, April 1, 2015	25,868,848	$ 25,868	$ 2,127,759	$ (2,525,343)	$ 34,692	$ (337,024)
Settlement of convertible debts	878,161	878	40,712			41,590
settlement of unsecured debts	11,770,452	11,771	812,162			823,933
Cancellation of previously issued shares	(5,000,000)	(5,000)	5,000			-
Debt discount related to beneficial conversion feature			30,000			30,000
Reversal of previous year's CEO fee			15,000			15,000
Other comprehensive gain					33,577	33,577
Net loss				(721,057)		(721,057)

ENDING BALANCE, March 31, 2016	33,517,461	$ 33,517	$ 3,030,633	$ (3,246,400)	$ 68,269	$ (113,981)

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Statements of Cash Flows

Year ended March 31,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(721,057)	$(2,329,863)
Deduct: net loss from discontinued operations	$-	$1,935,766
Net loss from continuing operations	$(721,057)	$(394,097)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	-	935
Bad debts	44,800	-
Furniture written off	4,673	-
CEO fee forgiven	15,000
CEO fee settled in shares	25,000
Impairment in investments	39,200	-
Unamortized note payable discount written off	17,669	-
Amortization of note payable discount	45,495	97,029
Loss on disposition of debts	448,615	-
Forgiveness of debts	-	(4,955)
Amortization of rent incentive	-	896
Changes in operating assets and liabilities
Increase in receivable and prepaid expenses	9,550	(10,133)
Increase (decrease) in accounts payable and accrued liabilities	28,780	75,705
Net cash (used) by operating activities	(42,275)	(234,620)
CASH FLOWS FROM (INTO) INVESTING ACTIVITIES:
Advance for investment in company	-	(42,800)
Investments available for sale	-	(37,450)
Furniture and equipment	-	(5,608)
Net cash (used in) investing activities	-	(85,858)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	174	157,387
Proceeds from convertible loan	30,000	88,000
Net cash provided by financing activities	30,174	245,387

Effects of exchange rates on cash	(682)	21,947

Net increase (decrease) in cash	(12,783)	(53,144)
CASH, beginning of period	21,271	74,415
CASH, end of period	$8,488	$21,271

SUPPLEMENTAL DISCLOSURES
Cash paid during the year
INCOME TAXES	-	-
Interest paid	$1,593
Non-Cash financing Activities:
Beneficial conversion feature on convertible debt	$30,000	$-
Convertible note converted into common shares	$(40,000)
Debts settled in common shares	(313,809)	$431,831

The accompanying notes are an integral part of the financial statements.

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from one of its shareholder’s premises in Toronto, Ontario, Canada.  Most of the activities of the Company to date relate to its organization, funding, and seeking business opportunities in the emerging technologies.

At the end of the fiscal year 2015, the Company discontinued its plan for further development of a social website acquired in July 2012 and decided to write off the carrying costs as non-temporary impairment. During the year ended March 31, 2016, the Company was not able to conclude satisfactorily on several business negotiations. The management continues its efforts in reviewing business opportunities that will meet its criteria.

(B) Basis of Presentation

The audited financial statements for the year ended March 31, 2016 are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars.

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

(D) Investments available for sale

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

(E) Furniture

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

(F) Foreign Currency Translation

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

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

(G) Net income (loss) per share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the year.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

H) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. As of March 31, 2016 and 2015 the Company had no cash equivalents.

(I) Income taxes

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(J) Share-Based Compensation

FASB ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all stock-based payments awarded to employees, including employee stock option, restricted stock, employee stock purchase plans and stock appreciation rights, that may be classified as either equity or liabilities. The Company determines if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (A) the option to settle by issuing equity instruments lacks commercial substance or (B) the present obligation is implied because of an entity’s past practice or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity.

(K) Fair Value of Financial Instruments

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

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of March 31, 2016, the Company has an accumulated deficit amount of approximately $3.2 million.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

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

In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

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

 In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation—Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company is currently evaluating the effect the update will have on its financial statements and related disclosures.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RECEIVABLE AND PREPAID EXPENSES

		March 31, 2016	March 31, 2015
Prepaid fee	i	$583	$--
Prepaid rent	ii	--	10,133
Note receivable	iii	--	42,800
		$583	$52,933

i.

Prepaid fee comprises fee paid for the calendar year 2016 to State of Nevada for renewal of license. Eight months’ fee is considered prepaid.

ii.

The Company paid a rent deposit in connection with a lease for an office premises in Barcelona, Spain signed on June 15, 2014. Effective April 1, 2015, the Company gave three months’ lease cancellation notice to the landlord as per the terms of the lease and requested the landlord to adjust three months’ rent and related costs against the deposit. These adjustments net of exchange differences amounted to $8,560. The balance of $1,807 was written off as additional rent.

iii.

The amount, € 40,000, was advanced in instalments between July 2014 and September 2014, under a loan agreement dated July 4, 2014, to Mr. Sergi Vargas Vila, a non -related Spanish national who owns Bluesence Innovation Group, S.L., a Spanish private company engaged in commercialization of software and IT consulting services primarily relating to IBM software for small and medium enterprises (Bluesence). The Company was negotiating acquisition of all shares in Bluesence from Mr. Vila. The amount loaned was to be adjusted against the purchase price. However, the purchase agreement was terminated by both the parties and the advance revalued at the prevailing exchange rate at $44,800 was considered irrecoverable and written off as a bad debt.

NOTE 5 - INVESTMENTS AVAILABLE FOR SALE

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

While the Company is no longer a member of the fund, it made the following investments through the fund during the fiscal year 2015. The investments constituted less than 10% of the total equity of the related investee entities:

	Original amount	Date of	As at March 31
	Invested	investment	2016	2016*
Mailtrack Company SL	€ 20,000	June 6, 2014	$ --	$21,400
Mobile Media Content	€ 15,000	April 16, 2014	--	16,050
			$ --	$37,450

The Fund ceased to provide updates on the above investments. The Company was unable to access any details from the investee companies. As a result, the Company concluded that the fair value of these investments was nil. The carrying costs of $39,200 was therefore considered impaired and expensed.

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - CONVERTIBLE DEBTS

March 31		2016	2015
Balance, at beginning of period		$4,836	$7,808
Converted to additional paid in capital	i	(30,000)	(146,901)
Converted to common stock	i & ii	(40,000)	(3,100)
BCF amortization of discount	i & ii	63,164	97,029
Unsecured loans	i	30,000	88,000
Debt discount to paid in capital		--	(38,000)
		$28,000	$4,836

i.

In April 2015, the Company received two unsecured convertible loans totalling to $30,000 repayable within one year and carrying coupon at 8%. The loans and coupons accrued can be converted into common shares of the Company at US$0.05 per common share at the discretion of the lenders within the repayment period.  The entire loan amount was transferred to paid-in capital since the present value of its beneficial conversion feature (BCF) value was greater than its face value. Debt discount of $14,877 was charged to interest and included under convertible debt. In addition, debt discount of $30,619 on existing convertible debt was also charged to interest and included under convertible debt.

On October 8, 2015, both the debt holders converted their loans and accrued interest to date of $1,593 into 631,856 common shares as per the terms of the agreement. $15,123 of the unamortized portion of the debt was charged to interest expense.

ii.

On September 14, 2015, a convertible debt holder of $38,000 loan converted $10,000 of the loan into 246,305 common shares as per the terms of the agreement. $2,545 of the unamortized portion of the debt was charged to interest expense.

The 8% convertible note for $38,000 is covered by a Securities Purchase Agreement dated February 24, 2015 with an independent lender and repayable on November 26, 2015. The note holder, at their discretion, shall have a right to convert the principal amount of the note and interest accrued thereon at any time after 180 days from the date of the issuance of the note into common shares of the Company at a price which is 58% of the market price, being the average of the lowest three trading prices for the Company’s common shares during the ten trading days prior to the conversion date. After the expiry of the repayment date, interest rate went up to 22%. Total interest accrued for the year was $4,292.

NOTE 7- ADVANCES FROM AND PAYABLE TO SHAREHOLDERS

On March 29, 2016, amount due to Current Capital Corp., a private corporation owned by a shareholder of the Company had a carrying cost of $319,809 after adjusting for the exchange gain and transfer of $6,000 from payable. The entire debt was assumed by the CEO, Mr. Terence Robinson. The amount was settled by issuance of 10,660,312 restricted common shares of the Company at $0.03 per share.

On the same day, Mr. Robinson also agreed to accept another 1,110,140 restricted common shares at $0.05 per share value, in settlement of the amount of $55,507 due to him on account of fees and expenses.

The total number of shares issued 11,770,452 were valued at $0.07 being the quoted price of the Company’s share on OTC Markets on the date of the issuance for a total cost of $823,932. $ 11,770 was credited to common stock (Note 8) and the balance $812,162 was credited to additional paid in capital and difference between the total debt settled and the value of the shares issued being $448,615 was expensed as loss on disposition of debt.

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK

		March 31,
		2016		2015
		#	$	#	$
Balance, beginning of year		25,868,848	25,868	15,943,300	15,943
Conversion of convertible debt	Note 6 (i) and (ii)	878,161	878	2,096,438	2,096
Settlement of unsecured debts	Note 7	11,770,452	11,771	1,004,110	1,004
Cancellation of previously issued shares	i	(5,000,000)	(5,000)
Settlement of notes payable				6,825,000	6,825
Balance, end of year		33,517,461	33,517	25,868,848	25,868

At March 31, 2016, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

i.

On February 25, 2016, Mr. Jeffrey Robinson, brother of the CEO, returned a certificate covering 5 million restricted common shares of the Company for cancellation without any consideration. These shares were cancelled on February 26, 2016.

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER

March 31,	2016	2015
Balance, beginning of year	$344,145	$186,758
Funds advanced ( net)	174	203,803
fee payable transferred from accounts payable	6,000	--
Exchange difference	(30,510)	(46,416)
Debt assumed by CEO (Note 7)	(319,809)
Balance, end of year	$ --	$344,145

Funds were advanced from time to time by Current Capital Corporation (“CCC”), a Canadian based private company in Ontario, fully owned by Mr. John Robinson, a shareholder of the Company. Advances were repayable on demand and carried no interest.

CONSULTING FEES

Year ended March 31,	2016	2015
Fee charged by management	$25,000	$61,108
Fee charged by a consultant holding over 10% equity interest in the Company	(3,745)	54,886
Other consulting fees	64,475	52,341
	$85,730	$168,335

The fees of $nil charged by the management are included in accounts payable as at March 31, 2016 ($ 43,507 as at March 31, 2015).

TRAVEL, MEALS AND PROMOTIONS

Travel and meals costs included net $5,000 charged by the CEO and a consultant holding over 10% equity interest in the Company. (2015: $11,732).

ZD Ventures Corporation

Year ended March 31, 2016

NOTES TO FINANCIAL STATEMENTS

GENERAL AND ADMINISTRATIVE EXPENSES

Includes $ nil (2015: $12,000) charged for investor and public relations by CCC.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Includes $36,000 charged by an entity owned by a shareholder of the Company. The Company has however not accepted this charge and is currently negotiating the amount charged.

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

For the years ended March 31, 2016, and 2015, respectively, the Company produced net operating losses before provision for income taxes of $721,057 and $2,329,863 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2016 and 2015.

The component of the Company’s deferred tax assets as of March 31, 2016 and 2015 are as follows:

	2016	2015
Net operating loss carryover	$(477,600)	$(382,240)
Valuation allowance	477,600	382,240
Net provision for federal income taxes	$--	$--

The Company’s effective income tax rate of 0.0% differs from the statutory rate of 35% for the reason set forth below for the years ended March 31:

	2016	2015
Income tax (recoverable) payable at statutory rate	$(95,300)	$(313,800)
Valuation allowance	95,300	313,800
Net provision for federal income taxes	$--	$--

As at the year-end the Company had an approximate net tax loss carried forward of $1,365,000 (2015: $1,092,000). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2028 and 2036. There is a three-year limitation on IRS audit.

NOTE 11 - SUBSEQUENT EVENT

On April 11, 2016, the holder of the convertible note for $28,000 converted $20,000 of the note into 689,655 common shares of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2016 or any interim period.

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

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable  assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles  and includes those policies and procedures that: 1.Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; 2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation  of financial statements in accordance with generally accepted accounting principles, and that out receipts and expenditures are being made only in accordance with authorizations of our management and directors;  and 3. Provide reasonable assurance regarding prevention or timely  detection of unauthorized acquisitions, use or disposition of  our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2016. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013"). Based on our assessment, we believe that, as of March 31, 2016, our internal control over financial reporting and disclosure controls and procedures was not effective based on those criteria and appointing full-time staff to enforce such controls is not presently considered cost effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no major changes in internal control over financial reporting during the fiscal year 2016.  The Company does not consider hiring any other staff at this stage cost effective. Thus, our CEO would continue to be controlling all aspects of the Company’s affairs on a part time basis from two different locations – Barcelona and Toronto.  These changes  are reasonably likely to materially affect, adversely,  our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officer and director of the Company.

Name	Age	Position(s) with Company
Terence Robinson	56	Chief Executive Officer and director.

Business Experience

Terence Robinson was appointed on September 30, 2014 as Chairman of the Board and Chief Executive Officer of the Company. Mr. Robinson is responsible for the internal control, financial records, shareholders’ relations, arranging the required financing, reviewing investment opportunities and overall operating strategies for the Company. He has over 25 years of experience as a merchant banker and venture capitalist and has successfully secured financing for a number of start-up and small cap companies.

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

Compensation of Directors

Our directors receive no cash compensation as directors. However, Mr. Robinson charged fees of $25,000 for the fiscal year 2016 which he agreed to be settled in shares.

Terms of Office

Our directors are appointed for one-year terms to hold office until the next annual general meeting of the holders of our Common Stock or until removed from office in accordance with our by-laws. Our officers are appointed by our board of directors and hold office until removed by our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

For companies registered pursuant to section 12(g) of the Exchange Act, Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with on a timely basis for the period to which this report relates.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Terence Robinson who acts as both the CEO and CFO charged $25,000 for the fiscal year 2016

Compensation of Directors

Directors received no compensation to act as directors during the fiscal years 2016 and 2015.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2016, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2016, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

		Common Stock Beneficially Owned
Name and Address	Title of Class	Number	Percent (1)
Tony Vespa * 1075 Old Mohawk Rd, Ancaster, ON L9K 3K9 * Includes 500,000 shares held in the name of his wife.	Common	1,800,000	5.4%

Terence Robinson 68 Admiral Road, Toronto, ON M5R 2L5	Common	18,595,452	55.5%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2016. As of March 31, 2016, there were 33,517,461 shares of our common stock issued and outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Except for the following:

The Company acquired certain assets from Birthday Slam Corporation (“BSC”), which were written off during the fiscal year 2015. BSC is owned by a shareholder of the Company, which has also advanced funds to the Company, to date. This shareholder is the brother of the CEO.

Director Independence

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Terence Robinson, is a director who acts as CEO and CFO. As such, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended March 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2016	$11,600	none	none	none
2015	$8,500	none	none	none

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the reports of our independent registered public accounting firm are filed herewith.

•

Reports of Independent Registered Public Accounting Firm

•

Balance Sheets at March 31, 2016 and 2015

•

Statements of Operations and Comprehensive Loss for the years ended March 31, 2016 and 2015

•

Statements of Stockholders’ Equity (Deficit) for the years ended March 31, 2016 and 2015

•

Statements of Cash Flows for the years ended March 31, 2016 and 2015

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

Date: June 23, 2016

By: /s/ Terence Robinson
Terence Robinson, Chief Executive Officer President, Secretary, Treasurer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 23, 2016

/s/ Terence Robinson
Terence Robinson Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)