Form 10-Q
period 2016-06-30
ZD VENTURES Corp
filed 2016-08-15
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2016

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

As of August 10, 2016, there were 34,307,116 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

	June 30, 2016	March 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,846	$8,488
Prepaid expenses	408	583
Total current assets	8,254	9,071
Total Assets	$8,254	$9,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104,681	$95,052
Convertible debt	8,000	28,000
Total Current Liabilities	112,681	123,052
Total Liabilities	112,681	123,052

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 34,307,116 shares issued and outstanding at June 30, 2016 and 33,517,461 at March 31, 2016, respectively	34,307	33,517
Additional paid-in capital	3,056,843	3,030,633
Accumulated other comprehensive income	68,428	68,269
Accumulated deficit	$(3,264,005)	$(3,246,400)
Total Stockholders’ deficit	(104,427)	(113,981)
Total Liabilities and Stockholders’ deficit	$8,254	$9,071

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended June 30,	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,696	4,603
Professional fees	1,100	6,000
Consulting fees	14,250	16,680
Travel, meals and promotions	-	6,155
Total expenses	17,046	33,438
Loss from operations	(17,046)	(33,438)
Interest expense	(559)	(21,954)
Net loss	(17,605)	(55,392)
Other comprehensive gain	159	(1,411)
Comprehensive (loss)	$(17,446)	$(56,803)

Net loss per share, basic and dilutive	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	34,307,116	25,868,848

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statement of Shareholders’ Equity

(Unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2015	25,686,848	$25,868	$2,127,759	$(2,525,343)	$34,692	$(337,024)
Convertible loans with BCF exceeding face value			30,000			30,000
CEO fee forgiven			15,000			15,000
Translation differences					(1,411)	(1,411)
Net loss				(55,392)		(55,392)
ENDING BALANCE, June 30, 2015	25,686,848	$25,868	$2,172,759	$(2,580,735)	$33,281	$(348,827)
BEGINNING BALANCE, April 1, 2016	33,517,461	$33,517	$3,030,633	$(3,246,400)	$68,269	(113,981)
Shares issued in settlement of fee	100,000	100	6,900			7,000
shares issued in settlement of convertible loan	689,655	690	19,310			20,000
Translation differences					159	159
Net loss				(17,605)		(17,605)

ENDING BALANCE, June 30, 2016	34,307,116	$34,307	$3,056,843	$(3,264,005)	$68,428	$(104,427)

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Cash Flows

(Unaudited)

Three months ended June 30,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,605)	$(55,392)
Adjustments to reconcile net loss to net cash used by operating activities:
Furniture written off	-	4,673
Consulting fee settled in shares	7,000
CEO fee forgiven	-	15,000
Amortization of note payable discount	-	19,397
Changes in operating assets and liabilities
Decrease in prepaid expenses	175	-
Decrease in prepaid rent	-	8,326
(Increase) in note receivable	-	(2,000)
Increase (decrease) in accounts payable and accrued liabilities	9,629	(15,771)
Net cash used by operating activities	$(801)	$(25,767)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Investments available for sale	-	(1,750)
Net cash (used in) investing activities	$-	$(1,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from stockholder	-	4,532
Proceeds from convertible loan	-	30,000
Net cash provided by financing activities	$-	$34,532

Effects of exchange rates on cash	$159	$(1,411)

Net (decrease) increase in cash	(642)	5,604
Cash, beginning of period	8,488	21,271
Cash, end of period	$7,846	$26,875

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$559	$2,552

Non-Cash financing Activities:
Beneficial conversion feature on convertible debt	$-	$$30,000
Convertible note converted into common shares	$20,000	$-

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Three months ended June 30, 2016

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

The Company has not yet been able to conclude satisfactorily on several business negotiations. The management continues its efforts in reviewing business opportunities that will meet its criteria.

(B) Basis of Presentation

The unaudited interim financial statements as of and for the three months ended June 30, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2016. The significant accounting policies followed are same as those detailed in the said Annual Report.

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

Three months ended June 30, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2016, the Company has an accumulated deficit amount of approximately $3,264,005.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” This ASU is the result of a convergence project between the FASB and the International Accounting Standards Board. The core principle behind ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for delivering those goods and services. This model involves a five-step process that includes identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction prices to the performance obligations in the contract and recognizing revenue when (or as) the entity satisfies the performance obligations. The guidance in the ASU supersedes existing revenue recognition guidance and is effective for annual reporting periods beginning after December 15, 2017 with early application not permitted. The ASU allows two methods of adoption; a full retrospective approach where three years of financial information are presented in accordance with the new standard, and a modified retrospective approach where the ASU is applied as a cumulative effect adjustment as of the date of adoption. The company will evaluate the impact of adopting the new standard once it begins generating revenue.

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

ZD Ventures Corporation

Three months ended June 30, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In March 2016, the FASB issued an update (ASU 2016-09) to the standard on Compensation-Stock Compensation, which simplifies several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. Upon adoption, entities will be required to apply a modified retrospective, prospective or retrospective transition method depending on the specific section of the guidance being adopted. The Company is currently evaluating the effect the update will have on its financial statements and related disclosures.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - CONVERTIBLE DEBTS

		June 30, 2016	March 31, 2016
Balance, at beginning of period		$28,000	$4,836
Converted to additional paid in capital	i	(19,310)	(30,000)
Converted to common stock	i	(690)	(40,000)
BCF amortization of discount		--	63,164
Unsecured loans		--	30,000
		$8,000	$28,000

i.

On April 11, 2016, a convertible debt holder of $38,000 loan having a balance of $28,000 as at April 1, 2016, converted $20,000 of the loan into 689,655 common shares as per the terms of the agreement.

The 8% convertible note for $38,000 is covered by a Securities Purchase Agreement dated February 24, 2015 with an independent lender and repayable on November 26, 2015. The note holder, at their discretion, shall have a right to convert the principal amount of the note and interest accrued thereon at any time after 180 days from the date of the issuance of the note into common shares of the Company at a price which is 58% of the market price, being the average of the lowest three trading prices for the Company’s common shares during the ten trading days prior to the conversion date. After the expiry of the repayment date, interest rate went up to 22%. Total interest accrued for three months ended June 30, 2016 was $559.

ZD Ventures Corporation

Three months ended June 30, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - COMMON STOCK

		June 30		March 31
		2016		2016
		#	$	#	$
Balance, beginning of period		33,517,461	33,517	25,868,848	25,868
Fees settled in shares	i	100,000	100
Conversion of convertible debt	Note 4.i	689,655	690	878,161	878
Settlement of unsecured debts		--	--	11,770,452	11,771
Cancellation of previously issued shares		--	--	(5,000,000)	(5,000)
Balance, end of period		34,307,116	34,307	33,517,461	33,517

i.

A consultant was issued 100,000 common shares for services rendered during the three months ended June 30, 2016. These shares were valued at $7,000, based on the quoted market price of $0.07 per common share on the date of issuance. The par value of these shares of $100 has been included in the common stock and the balance of $6,900 in additional paid-in capital.

NOTE 6. RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDERS

	June 30, 2016	March31, 2016
Balance, beginning of period	$-	$344,145
Funds advanced (net)	-	174
Fee payable transferred from account payable	-	6,000
Exchange difference	-	(30,510)
Debt assumed by CEO	-	(319,809)
Balance, end of period	$-	$-

CONSULTING FEES

Three months ended June 30	2016	2015
Fee charged by a consultant holding over 5% equity interest in the Company	$7,000	$(3,745)
Fee charged by the management	$6,250	$-
Other consulting fees ( Note 5.i)	1,000	20,425

	$14,250	$16,680

The fees of $7,250 are included in the accounts payable and accrued liabilities as at June 30, 2016 ($ nil as at March 31, 2016).

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Includes $36,000 charged by an entity owned by a shareholder of the Company. The Company has however not accepted this charge and negotiating the amount charged.

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

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. Effective July 15, 2015, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and is also the  Chief Executive Officer  and Chief Financial officer of the Company.

On June 28, 2013, the Company changed its name from Webtradex International Corporation to ZD Ventures Corporation (“ZDV”, the “Company”).

The Company has no subsidiaries. The Company has no formal lease commitments. Its operations are handled by the CEO from his residence in Barcelona, Spain but its administrative matters are handled  from the Toronto office of Current Capital Corp.,at 47 Avenue Road, Suite 200, Toronto, ON M5R  2G3 Canada. Current Capital Corp. is owned by one of the shareholders related to the CEO. Our telephone number is (416) 840-0211. Our fiscal year end is March 31.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2016 and the audited financial statements and notes for the year ended March 31, 2016.

Business Plan and Strategy

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished, however, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  The Company continues to review new business opportunities but has been unable to successfully negotiate any closure on any of these deals and is currently continuing its efforts at finding a suitable business proposal that would meet with its business model and attract the investors.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2016. For the three months ended June 30, 2016, the Company recognized a net loss of $17,605 compared to net loss of $55,392 for the three months ended June 30, 2015.

Overall operating expenses declined significantly during the 2017 fiscal quarter compared to 2016 fiscal quarter. During the 2016 fiscal quarter, the Company incurred significant interest cost of approximately $22,000 compared to interest of $559 charged during the fiscal quarter 2017. There were travel costs incurred of $6,155 in the fiscal quarter 2016 compared to nil during the fiscal quarter 2017.

Professional Fees

Professional fees for the three months ended June 30, 2016 were $ 1,100 compared to $6,000 for the three months ended June 30, 2015. The fees for the three months ended June 30, 2015 included audit fee for the annual audit for fiscal 2015. Similar fee for fiscal 2016 was however accrued and accounted for in that fiscal year and so fee for the three months ended |March 31, 2016 included only the review cost for this quarter.

Consulting fees

Consulting fee for the three months to June 30, 2016 includes accrual of $6,250 fee for the CEO based on an annual estimate of $ 25,000 and $ 7,000 fee charged by a shareholder holding over 5% equity.

Fee of $ 6,000 was charged by the ex-CFO and no fee was charged by the CEO during the three months ended June 30, 2015. Approximately $ 14,500 was charged by three other consultants. These consultants are not currently providing any services. $ 15,000 fee for the previous quarter charged by CEO was forgiven and as a result was reversed to additional paid in capital.

General and administrative expenses

General and administrative costs for the three months ended June 30, 2016 included regulatory filing fee of $ 500 and transfer agent’s fee of $ 795.

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

Interest Expense

During the three months ended June 30, 2016, there was only one loan of $ 8,000 outstanding and interest cost thereon was 559.

Interest expense for the three-month period ended June 30, 2015 totalled $21,954, and included interest of $2,552 relating to three convertible loans and amortization of convertible feature of these loans of $19,402.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2016, the Company generated a negative cash flow from operations of approximately $800 (three months to June 30, 2015: negative cash flow of $25,767) , which was primarily met from existing cash. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements

As of June 30, 2016, the Company had cash of $7,846 (as at March 31, 2016:  $8,488). The Company's total assets decreased marginally from $9,071 as at March 31, 2016 to $8,254 as at June 30, 2016. Total liabilities also reduced from $123,052 as of March 31, 2016 to $112,681 as of June 30, 2016, mainly due to conversion of convertible debt by $ 20,000, partly offs et by increase in the accruals.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 3.3 million. The Company realized a net loss from operations of $17,046 and $33,438, respectively, for the three months ended June 30, 2016 and 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

Our CEO is the only executive acting as CEO, CFO and corporate secretary and is the sole director.  The Company does not consider hiring any other staff at this stage cost effective. Thus, our CEO would continue to be controlling all aspects of the Company’s affairs on a part time basis.  These changes  are reasonably likely to materially affect, adversely,  our internal control over financial reporting.

PART II. OTHER INFORMATION

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

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

Date:  August 10, 2016

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.