Form 10-Q
period 2016-09-30
ZD VENTURES Corp
filed 2016-11-03
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 2, 2016, there were 34,307,116 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

	September 30, 2016	March 31, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,228	$8,488
Prepaid expenses	233	583
Total current assets	1,461	9,071
Total Assets	$1,461	$9,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$74,158	$95,052
Convertible debt	8,000	28,000
Total Current Liabilities	82,158	123,052
Total Liabilities	82,158	123,052

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares;
34,307,116 shares issued and outstanding at Sept. 30, 2016 and 33,517,461 at March 31, 2016, respectively	34,307	33,517
Additional paid-in capital	3,056,843	3,030,633
Accumulated other comprehensive income	65,686	68,269
Accumulated deficit	(3,237,533)	(3,246,400)
Total Stockholders’ deficit	(80,697)	(113,981)
Total Liabilities and Stockholders’ deficit	$1,461	$9,071

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Six months ended
September 30,	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	733	2,967	2,430	7,570
Professional fees	1,100	1,300	2,200	7,300
Consulting fees	7,250	4,050	21,500	20,730
Travel, meals and promotions	-	-	-	6,155
Reversal of a liability	(36,000)	-	(36,000)	-

Total expenses	(26,917)	8,317	(9,870)	41,755

Income (loss) from operations	26,917	(8,317)	9,870	(41,755)

Interest expense	(444)	(22,454)	(1,003)	(44,408)

Net income(loss)	26,473	(30,771)	8,867	(86,163)

Other comprehensive gain (loss)	(2,742)	21,793	(2,583)	20,382

Comprehensive gain (loss)	$23,731	$(8,978)	$6,284	$(65,781)

Net income(loss) per share, basic and dilutive	$0.00	$(0.00)	$0.00	$(0.00)
Number of weighted average common shares outstanding	34,307,116	25,950,950	34,264,116	25,909,899

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Cash Flows

(Unaudited)

Six months ended September 30,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$8,867	$(86,163)
Adjustments to reconcile net income(loss) to net cash used by operating activities:
Furniture written off	-	4,673
Consulting fee settled in shares	7,000	-
CEO fee forgiven	-	15,000
Gain on write off of accounts payable	(36,000)	-
Amortization of note payable discount	-	42,216
Changes in operating assets and liabilities
Decrease in prepaid expenses	350	-
Decrease in prepaid rent	-	10,133
Decrease in accounts payable and accrued liabilities	15,106	(19,736)
Net cash used by operating activities	$(4,677)	$(33,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	-	30,000
Net cash provided by financing activities	$-	$30,000

Effects of exchange rates on cash	$(2,583)	$(628)

Net (decrease) increase in cash	(7,260)	(4,505)
Cash, beginning of period	8,488	21,271
Cash, end of period	$1,228	$16,766

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$-	$2,552
Non-Cash Financing Activities:
Beneficial conversion feature on convertible debt	-	$30,000

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Six months ended September 30, 2016

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

(B) Basis of Presentation

The unaudited interim financial statements as of and for the three and six months ended September 30, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Six months ended September 30, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2016, the Company has an accumulated deficit amount of approximately $3,237,533.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Update 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments

The update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

Update 2016-13 - Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

Update 2016-01 - Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments and address measurement of credit losses on financial assets in a separate project. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

Update No. 2014-15 - Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures with a view to reducing diversity in the timing and content of footnote disclosures. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will review its going concern note to ensure compliance with the amendment for its fiscal year beginning April 1, 2017.

Update No. 2015-03 - Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

The amendment changes the presentation of debt issuance costs in financial statements. Under the new guidance, an entity presents such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective beginning in the first quarter of fiscal year 2017 and early adoption is permitted in an interim period with any adjustments reflected as of the beginning of the fiscal year that includes that interim period. The Company does not believe the guidance will result in a material impact to its financial statements.

ZD Ventures Corporation

Six months ended September 30, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Update 2015-17 - Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes

The amendment will require entities to present all deferred tax liabilities and assets as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - CONVERTIBLE DEBTS

		Sept. 30, 2016	March 31, 2016
Balance, at beginning of period		$28,000	$4,836
Converted into additional paid in capital	i	(19,310)	(30,000)
Converted to common stock	i	(690)	(40,000)
BCF amortization of discount		--	63,164
Unsecured loans		--	30,000
Balance, at end of period		$8,000	$28,000

i.

On April 11, 2016, a convertible debt holder of a $38,000 loan having a balance of $ 28,000 as at April 1, 2016, converted $20,000 of the loan into 689,655 common shares as per the terms of the agreement.

The 8% convertible note for $38,000 is covered by a Securities Purchase Agreement dated February 24, 2015 with an independent lender and repayable on November 26, 2015. The note holder, at their discretion, shall have a right to convert the principal amount of the note and interest accrued thereon at any time after 180 days from the date of the issuance of the note into common shares of the Company at a price which is 58% of the market price, being the average of the lowest three trading prices for the Company’s common shares during the ten trading days prior to the conversion date. After the expiry of the repayment date, the interest rate went up to 22%. Total interest accrued as of September 30, 2016 was $1,003.

NOTE 5 - COMMON STOCK

		Sept. 30, 2016		March 31, 2016
		#	$	#	$
Balance, beginning of period		33,517,461	33,517	25,868,848	25,868
Fees settled in shares	i	100,000	100	--	--
Conversion of convertible debt	Note 4.i	689,655	690	878,161	878
Settlement of unsecured debts		--	--	11,770,452	11,771
Cancellation of previously issued shares		--	--	(5,000,000)	(5,000)
Balance, end of period		34,307,116	$ 34,307	33,517,461	$ 33,517

i.

A consultant was issued 100,000 common shares for services rendered during the three months ended June 30, 2016. These shares were valued at $7,000, based on the quoted market price of $0.07 per common share on the date of issuance. The par value of these shares of $100 has been included in the common stock and the balance of $6,900 in additional paid-in capital.

ZD Ventures Corporation

Six months ended September 30, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDERS

	Sept. 30, 2016	March 31, 2016
Balance, beginning of period	$--	$344,145
Funds advanced (net)	--	174
Fee payable transferred from account payable	--	6,000
Exchange difference	--	(30,510)
Debt assumed by CEO	--	(319,809)
Balance, end of period	$--	$--

CONSULTING FEES

	Three months ended Sept. 30,		Six months ended Sept. 30
	2016	2015	2016	2015
Fee charged by the management	$6,250	$2,000	$12,500	$--
Other consulting fees ( Note 5.i)	1,000	2,050	9,000	20,730

	$7,250	$4,050	$21500	$20,730

(i)

The fees of $14,500 are included in the accrued liabilities as at September 30, 2016 ($ nil as at March 31, 2016). Trade payable includes $ 21,000 due to former CEO and CFO for his past services. (March 31, 2016: $ 21,000)

NOTE 7 - REVERSAL OF A LIABILITY

On March 3, 2016, an entity owned by a shareholder of the Company sent a bill for $36,000 for services provided. The amount was not accepted and the Company received no further communication from the entity for its payment. As at September 30, 2016, the management concluded that this amount would no longer be payable and therefore reversed it.

NOTE 8 - SUBSEQUENT EVENTS

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

On June 28, 2013, the Company changed its name from Webtradex International Corporation to ZD Ventures Corporation (“ZDV”, the “Company”).

The Company has no subsidiaries. The Company has no formal lease commitments. Its operations are handled by the CEO from his residence in Barcelona, Spain but its administrative matters are handled from the Toronto office of Current Capital Corp. at 47 Avenue Road, Suite 200, Toronto, ON M5R 2G3 Canada. Current Capital Corp. is owned by one of the shareholders related to the CEO. Our telephone number is (416) 840-0211. Our fiscal year end is March 31.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2016 and the audited financial statements and notes for the year ended March 31, 2016.

Business Plan and Strategy

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished, however, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  The Company continues to review new business opportunities but has been unable to successfully negotiate any closure on any of these deal and is currently continuing its efforts at finding a suitable business proposal that would meet with its business model and attract the investors.  The Company currently has no business activities.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2016. For the six months ended September 30, 2016, the Company had an operating income of $9,870 after reversal of a liability of $ 36,000 no longer payable compared to the operating loss of $41,755 for the six months ended September 30, 2015.

On September 30, 2016, interest expense of $1,003 (September 30, 2015: $44,408) charged against the operating income(loss) resulted in a net income of $8,867 for the six months ended September 30, 2016 compared to the net loss of $ 86,163 for the same period in the previous year.

Overall operating expenses declined significantly during the six months ended September 30, 2016 compared to the same period in 2015 mainly due to lack of any business activities resulting in no travel costs and reduced overheads.

Professional Fees

Professional fees for the three and six months ended September 30, 2016 were $1,100 and $2,200 respectively compared to $1,300 and $7,300 respectively for the three and six months ended September 30, 2015. The fees for the six months ended September 30, 2015 included annual audit fee for fiscal 2015 of $ 4,500. The balance of the professional fees represents fees charged for the review of the quarterly financials by the independent accountant.

Consulting fees

Consulting fees for the three and six months to September 30, 2016 includes accrual of $6,250 and $12,500 respectively as fee for the CEO based on an annual estimate of $ 25,000, $nil and $ 7,000 respectively for fees charged by a shareholder holding over 5% equity and $ 1,000 and $ 2,000 respectively for fees by former CFO.

Consulting fees for the three and six months to September 30, 2015 includes $2,000 and $4,255 respectively charged by the former CFO and no fee was charged by the CEO. Approximately$2,000 and $14,500 was charged by three other consultants. These consultants are not currently providing any services except for the ex-CFO who provides accounting services as a consultant for a monthly fee of $2,000. $15,000 fee for the previous quarter charged by the  CEO was forgiven and as a result was reversed to additional paid in capital.

General and administrative expenses

General and administrative costs comprise mainly of corporate costs - transfer agent fees, press releases, regulatory filing fees etc.

The levels of these costs were reduced significantly during the three and six months ended September 30, 2016 due to lack of any business activities.

The costs for the three and six  months ended September  30, 2015 include rent of approximately $1,807 and $12,808 respectively, furniture written off of $4,673 due to closure of Barcelona office, reversal of fee of $2,800 previously provided for annual renewal of the Company’s membership to hedge fund which the management decided to cancel effective January 1, 2015, reversal of fee charged by Current Capital Corp (“CCC”) for investor relations of $6,000 in the previous period, which CCC decided to forgive and agreed for cancelation of their contract without any further charges.

Interest Expense

During the three and six  months ended September 30, 2016, there was only one loan of $ 8,000 outstanding and interest cost thereon was $444 and $1,003 respectively.

Interest expense, which also included amortization of BCF value of convertible loans for the three and six months ended September 30, 2015 totalled $22,454 and $44,408 respectively.

Financial Condition, Liquidity and Capital Resources

For the six months ended September 30, 2016, the Company generated a negative cash flow from operations of approximately $4,700 (six months to September 30, 2015: negative cash flow of approximately $33,900) , which was primarily met from existing cash. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements

As of September 30, 2016, the Company had cash of $1,228 (as at March 31, 2016:  $8,488). The Company's total assets decreased from $9,071 as at March 31, 2016 to $1,461 as at September 30, 2016 mainly due to use of cash on operations. Total liabilities also reduced from $123,052 as of March 31, 2016 to $82,158 as of September 30, 2016, mainly due to reversal of a liability of $ 36,000 considered no longer payable.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 3.2 million. The Company realized a net loss from operations of $9,083 and $26,130, respectively, for the three and six months ended September 30 2016 prior to reversal of a liability of $ 36,000. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Our management, including the chief executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within ZD Ventures Corporation have been detected.

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

-----------------------

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

Date:  November 2, 2016

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.