Form 10-Q
period 2016-12-31
ZD VENTURES Corp
filed 2017-02-08
CIK 1334589

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

As of January 25, 2017 there were 39,307,116 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

ZD Ventures Corporation

Condensed Balance Sheets

	December 31, 2016	March 31, 2016
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$657	$8,488
Prepaid expenses	58	583
Total current assets	715	9,071
Total Assets	$715	$9,071

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$75,973	$95,052
Due to director	3,450	-
Convertible debt	8,000	28,000
Total Current Liabilities	87,423	123,052
Total Liabilities	87,423	123,052

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 34,307,116 shares issued and outstanding at Dec. 31, 2016 and 33,517,461 at March 31, 2016, respectively	34,307	33,517
Additional paid-in capital	3,056,843	3,030,633
Accumulated other comprehensive income	69,721	68,269
Accumulated deficit	(3,247,579)	(3,246,400)
Total Stockholders’ deficit	(86,708)	(113,981)
Total Liabilities and Stockholders’ deficit	$715	$9,071

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended		Nine months ended
December 31,	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	1,252	1,928	3,682	9,498
Professional fees	1,100	1,100	3,300	8,400
Consulting fee	7,250	27,000	28,750	47,730
Reversal of a liability	-	-	(36,000)	-
Travel	-	-	-	6,155
Bad Debt	-	44,800	-	44,800
Impairment in investment	-	39,200	-	39,200
Total expenses	9,602	114,028	(268)	155,783

Gain(Loss) from operations	(9,602)	(114,028))	268	(155,783)
Interest expense	(444)	(22,329)	(1,447)	(66,737)

Net loss	(10,046)	(136,357)	(1,179)	(222,520)
Other comprehensive gain (loss)	4,035	13,195	1,452	33,577
Comprehensive gain(loss)	$(6,011)	$(123,162)	$273	$(188,943)

Net income(loss) per share, basic and dilutive	$(0.00)	$(0.01)	$0.00	$(0.01)
Number of weighted average common shares outstanding	35,973,783	26,747,009	34,862,672	26,188,936

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Condensed Statements of Cash Flows

(Unaudited)

Nine months ended December 31,	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,179)	$(222,520)
Adjustments to reconcile net income(loss) to net cash used by operating activities:
Furniture written off	-	4,673
Bad debt	-	44,800
Consulting fee settled in shares	7,000	-
CEO fee forgiven	-	15,000
Gain on write off of accounts payable	(36,000)	-
Impairment in investments	-	39,200
Unamortized note payable discount written off	-	17,669
Amortization of note payable discount	-	45,495
Changes in operating assets and liabilities
Decrease in prepaid expenses	525
Decrease in prepaid rent	-	9,433
Increase in accounts payable and accrued liabilities	16,921	5,724
Net cash used by operating activities	$(12,733)	$(40,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible loan	-	30,000
Advances from director and stockholder	3,450	174
Net cash provided by financing activities	$3,450	$30,174

Effects of exchange rates on cash	$1,452	$909

Net (decrease) increase in cash	(7,831)	(9,443)
Cash, beginning of period	8,488	21,271
Cash, end of period	$657	$11,828

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$-	$3,133

Non-Cash Financing Activities:
Beneficial conversion feature on convertible debt	$-	$30,000
Convertible note converted into common shares	$(20,000)	$(10,000)

The accompanying notes are an integral part of the condensed financial statements.

ZD Ventures Corporation

Nine months ended December 31, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Description

ZD Ventures Corporation (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from Barcelona, Spain.

In December 2016, the Company incorporated a wholly owned subsidiary in Delaware, Plyzer Corporation (“Plyzer”). Plyzer entered into a development and consulting agreement with Lupama Producciones,S.L., A Spanish private corporation (“Lupama”). Lupama will be managing and developing for Plyzer a unique web portal providing solutions for price comparison using artificial intelligence in a number of niche markets.

The Company is currently seeking external financing to support development work at Plyzer.

(B) Basis of Presentation

The unaudited interim financial statements as of and for the three and nine months ended December 31, 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheets, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Nine months ended December 31, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of December 31, 2016, the Company has an accumulated deficit amount of approximately $3,247,579.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Update 2017-01- Business combination (Topic 805) Clarifying the definition of a Business

This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposal) of assets or business. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements.

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

Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

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

Update 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

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

Update No. 2014-15 - Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures with a view to reducing diversity in the timing and content of footnote disclosures. The update is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will review its going concern note to ensure compliance with the amendment for its fiscal year beginning April 1, 2017.

ZD Ventures Corporation

Nine months ended December 31, 2016

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

NOTE 4 - CONVERTIBLE DEBTS

		December 31, 2016	March 31, 2016
Balance, at beginning of period		$28,000	$4,836
Converted into additional paid in capital	i	(19,310)	(30,000)
Converted to common stock	i	(690)	(40,000)
BCF amortization of discount		--	63,164
Unsecured loans		--	30,000
Balance, at end of period		$8,000	$28,000

i.

On April 11, 2016, a convertible debt holder of a $38,000 loan having a balance of $ 28,000 as at April 1, 2016, converted $20,000 of the loan into 689,655 common shares as per the terms of the agreement.

The 8% convertible note for $38,000 is covered by a Securities Purchase Agreement dated February 24, 2015 with an independent lender and repayable on November 26, 2015. The note holder, at their discretion, shall have a right to convert the principal amount of the note and interest accrued thereon at any time after 180 days from the date of the issuance of the note into common shares of the Company at a price which is 58% of the market price, being the average of the lowest three trading prices for the Company’s common shares during the ten trading days prior to the conversion date. After the expiry of the repayment date, the interest rate went up to 22%. Total interest accrued for the nine months to December 31, 2016 was $1,447.

NOTE 5 - COMMON STOCK

		December 31, 2016		March 31, 2016
		#	$	#	$
Balance, beginning of period		33,517,461	33,517	25,868,848	25,868
Fees settled in shares	i	100,000	100	--	--
Conversion of convertible debt	Note 4.i	689,655	690	878,161	878
Settlement of unsecured debts		--	--	11,770,452	11,771
Cancellation of previously issued shares		--	--	(5,000,000)	(5,000)
Balance, end of period		34,307,116	34,307	33,517,461	33,517

i.

A consultant was issued 100,000 common shares on April 2, 2016 for services rendered. These shares were valued at $7,000, based on the quoted market price of $0.07 per common share on the date of issuance. The par value of these shares of $100 has been included in the common stock and the balance of $6,900 in additional paid-in capital.

ZD Ventures Corporation

Nine months ended December 31, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ii.

The Company issued on December 21, 2016, 5 million restricted common shares to Lupama as a joining bonus as per the terms of the consulting agreement signed with Lupama.  These shares were valued at $350,000, based on the quoted market price of $0.07 per common share on the date of issuance. As per the terms of the consulting agreement, these shares will vest only after 12 months and are subject to the consultant not resigning or the consulting agreement not terminating prior to the vesting date. As a result, the value of the shares will be accounted only on their vesting unconditionally.

NOTE 6 - COMMITMENT

Under the terms of the consulting agreement with Lupama, Lupama shall be entitled to receive an additional 25 million restricted common shares as follows:

On Plyzer becoming a fully functional commercial site for consumers	10 million
On Plyzer becoming a fully functional commercial site for companies	5 million
On enrolment of first 100,000 users/month	5 million
On achievement of first $50,000 in revenue	5 million

Exact dates on which the above milestones would be achieved was not known as at December 31, 2016.

NOTE 7 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDERS AND DIRECTOR

	December 31, 2016	March 31, 2016
Balance, beginning of period	$--	$344,145
Funds advanced (net)	3,450	174
Fee payable transferred from account payable	--	6,000
Exchange difference	--	(30,510)
Debt assumed by CEO	--	(319,809)
Balance, end of period	$3,450	$--

CONSULTING FEES

	Three months ended December 31,		Nine months ended December 31,
	2016	2015	2016	2015
Fee charged by the management	$6,250	$25,000	$18,750	$29,255
Other consulting fee (Note 5 i and ii)	1,000	2,000	10,000	18,475
	$7,250	$27,000	$28,750	$47,730

i.

The fees of $21,750 are included in the accrued liabilities as at December 31, 2016 ($ nil as at March 31, 2016). Trade payable includes $ 21,000 due to former CEO and CFO for his past services. (March 31, 2016: $ 21,000)

NOTE 9 - REVERSAL OF A LIABILITY

On March 3, 2016, an entity owned by a shareholder of the Company sent a bill for $36,000 for services provided. The amount was not accepted and the Company received no further communication from the entity for its payment. As at September 30, 2016, the management concluded that this amount would no longer be payable and therefore reversed it.

ZD Ventures Corporation

Nine months ended December 31, 2016

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

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

In December 2016, the Company incorporated a wholly owned subsidiary in the State of Delaware, Plyzer Corporation. Plyzer hired Lupama, as a consultant to manage and develop for Plyzer a unique web portal providing solutions for price comparison as discussed elsewhere in this report.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2016 and the audited financial statements and notes for the year ended March 31, 2016.

Business Plan and Strategy

ZDV’s business strategy until March 2015 involved developing a social website, B’ Wished, however, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.

The Company continued to review new business opportunities but none met with the Management’s expectations until recently, when the CEO met with the management of Lupama , a Spanish private company and discussed the possibility of developing a new project of Lupama in a newly formed subsidiary , Plyzer.  This resulted in signing a consulting agreement with Lupama. As per the terms of the agreement, Lupama’s chief executive Officer, Mr. Luis Pallares became the CEO of Plyzer. Plyzer will develop, manage and commercialize a unique web portal providing solutions for price comparison using Artificial Intelligence and machine learning technology in several niche markets.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2016. For the nine months ended December 31, 2016, the Company had an operating gain of $268 after reversal of a liability of $ 36,000 no longer payable compared to the operating loss of $155,783 for the nine months ended December 31, 2015.

On December 31, 2016, interest expense of $1,447 (December 31, 2015: $66,737) charged against the operating gain resulted in a net loss of $1,179 for the nine months ended December 31, 2016 compared to the net loss of $222,520 for the same period in the previous year.

Overall operating expenses declined significantly during the nine months ended December 31, 2016 compared to the same period in 2015 mainly due to lack of any business activities resulting in no travel costs and reduced overheads, reduced interest cost by approximately $65,000 and absence of one time costs – bade debt and investment written off totalling to $84,000 in the 2015 period. In addition, reversal of a liability of $36,000 also offs et costs for the period ended December 31, 2016.

Professional Fees

Professional fees for the three and nine months ended December 31, 2016 were $1,100 and $3,300 respectively compared to $1,100 and $8,400 respectively for the three and nine months ended December 31, 2015.

Professional fees consist of fee for the review of the quarterly financials by an independent accountant.

The fees for the nine months ended December 31, 2015 included annual audit fee for fiscal 2015 of $4,500 in addition to the fees charged for the review of the quarterly financials by the independent accountant.

Consulting fees

Consulting fees for the three and nine months to December 31, 2016 included accrual of $6,250 and $18,750 respectively as fee for the CEO based on an annual estimate of $25,000, $nil and $7,000 respectively for fees charged by a shareholder holding over 5% equity, and $1,000 and $3,000 fee charged by the former CFO for accounting services.

Consulting fees for the three and nine months to December 31, 2015 includes $2,000 and $12,000 respectively charged by the ex-CFO and $ 25,000 and $ 25,000 respectively by the CEO. Approximately nil and $14,500 was charged by three other consultants. These consultants are not currently providing any services. The ex-CFO continues to provide accounting and other corporate services as an independent consultant for a fee of $1,000 per quarter. $15,000 fee for the previous year charged by CEO was forgiven and as a result was reversed to additional paid in capital.

General and administrative expenses

General and administrative costs comprise mainly of corporate costs – transfer agent fees, press releases, regulatory filing fees etc.

The levels of these costs were reduced significantly during the three and nine months ended December 31, 2016 due to lack of any business activities. Major reduction was in the travel cost which was nil for the three and nine months ended December 31, 2016 compared to $6,000 during the same period in the previous year.

These costs for the three and nine  months ended December 31, 2015 included rent of approximately $nil and $12,808 respectively , reversal of fee of $nil and  $2,800 respectively,  previously provided for annual renewal of the Company’s membership to hedge fund which the management decided to cancel effective January 1, 2015, and  reversal of fee charged by Current Capital Corp. (“CCC”) for investor relations of $nil and  $6,000 respectively,  in the previous period, which CCC decided to forgive and agreed for cancelation of their contract without any further charges.

Interest Expense

During the three and nine months ended December 31, 2016, there was only one loan of $ 8,000 outstanding and interest cost thereon was $444 and $1,447 respectively.

Interest expense, which also included amortization of BCF value of convertible loans for the three and nine months ended December 31, 2015 totalled $22,329 and $66,737 respectively. Interest expense for the period to December 31, 2015 comprised interest of approximately $3,133 at 5% and 8% on three convertible debts and amortized amount of approximately $63,600 representing the convertible feature of the convertible debts and unamortized value of the converted debts.

Financial Condition, Liquidity and Capital Resources

For the nine months ended December 31, 2016, the Company generated a negative cash flow from operations of approximately $12,700 (nine months to December 31, 2015: negative cash flow of approximately $40,000) , which was primarily met from existing cash and advances from the director. In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements.

Our present minimum commitments are professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements. We are also pursuing additional financing to further advance the Plyzer project discussed in this report.

As of December 31, 2016, the Company had cash of $657 (as at March 31, 2016:  $8,488). The Company's total assets decreased from $9,071 as at March 31, 2016 to $715 as at December 31, 2016 mainly due to use of cash on operations. Total liabilities also reduced from $123,052 as of March 31, 2016 to $87,423 as of December 31, 2016, mainly due to reversal of a liability of $36,000 considered no longer payable and conversion of loan of $20,000 into equity.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 3.2 million. The Company had negative operating cash flows for the nine months ended December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently negotiating with others to raise equity funding needed. However, there is no guarantee that such negotiations will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

     8-k filed on December 19, 2016

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZD Ventures Corporation

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial  Officer,

President and Chairman of the Board*

Date:  February 6, 2017

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.