Form 10-Q/A
period 2016-12-31
ZD VENTURES Corp
filed 2017-02-15
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q/A

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2016

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

AMENDMENT EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 (the “Original Report”) filed by ZD Ventures Corporation with the Securities and Exchange Commission on February 8, 2017.

This Amendment is being filed solely for the purpose of correcting typographical errors on the cover page. The quarterly reporting period and shell company status have been corrected in this Amendment.

This Amendment continues to speak as of February 8, 2017, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

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

101

**The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2016 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

* Filed herewith.

** Filed with the original Quarterly Report on February 8, 2017.

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

Date:  February 15, 2017

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.