Form 10-Q/A
period 2016-09-30
ZD VENTURES Corp
filed 2017-06-12
CIK 1334589

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

AMENDMENT EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 (the “Original Report”) filed by ZD Ventures Corporation with the Securities and Exchange Commission on November 3, 2016.

This Amendment is being filed solely for the purpose of correcting typographical errors on the cover page. The quarterly reporting period and status as a shell company have been corrected in this Amendment.

This Amendment continues to speak as of November 3, 2016, the filing date of the Original Report, and except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report.

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

Date:  June 12, 2017

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.