Form 10-K
period 2017-03-31
Plyzer Technologies Inc.
filed 2017-06-29
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

oTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 333-127389

PLYZER TECHNOLOGIES INC

(Formerly known as ZD Ventures Corporation)

(Exact name of registrant as specified in its charter)

Nevada	99-0381956
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47 Avenue Road, Suite 200, Toronto, Ontario, Canada	M5R 2G3
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (416) 860-0211

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - September 30, 2016: $801,051

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,616,476 as of May 31, 2016.

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

As used in this annual report, the terms "we", "us", "our", “the Company”, mean Plyzer Technologies Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. We have had several changes in our officers and directors since inception up to March 9, 2010 when Mr. Kam Shah became our chairman of the board of directors, president, secretary, treasurer and chief executive officer. Effective September 30, 2014, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and Chief Executive Officer of the Company. Mr. Shah continued as a director and a Chief Financial Officer and Secretary of the Company until July 15, 2015 when he resigned all his positions and Mr. Robinson was appointed to fill the roles of Chief Financial Officer, Secretary and Treasurer of the Company. Mr. Shah continues to provide accounting services as consultant.

On March 31, 2017, the Company changed its name from ZD Ventures Corporation to Plyzer Technologies Inc. (“PLYZER”, the “Company”).

The Company has two subsidiaries, Plyzer Corporation, incorporated in the State of Delaware on December 9, 2016 and Plyzer Technologies (Canada) Inc., incorporated in the Province of Ontario, Canada on April 11, 2017.

Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 860-0211. Our fiscal year end is March 31. Our Canadian subsidiary signed an assignment of lease on May 6, 2017 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which will expire on December 30, 2017.

PLYZER’s business strategy until March 2015 involved developing a social website, B’ Wished,  acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  During the fiscal year 2016, the Company also wrote off small investments it had in couple of emerging technology companies in Spain due to unavailability of adequate information from these entities to support any valuation of these investments.

On November 21, 2016, The Company signed a consulting agreement with an independent Spanish Corporation, Lupama Producciones, S.L. (“Lupama”). Lupama’s key owner, Luis Pallares became the CEO of Plyzer Technologies (Canada) Inc.

Luis Pallares, is a serial entrepreneur with a computer science background from MIT, also founder of Nennisiwok, Digital Agency NYC, Visual Underground Media & Prod TC, and co-founder of Babypod, Addhoc, Lupama Producciones, among others.

Lupama and Luis are creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer”. The focus is on the development of the backend and frontend for “customer use” to release a beta site in the third quarter of 2017. While the company has so far produced a fairly stable and polished site, it lacks a lot of testing work. In addition to the testing, we also need to finish the composition of some back and front  end details and the configuration of some events. After this soft launch, we will review and update any issues that may arise at this stage and build new features to integrate during the public launch expected to be later in the year or early next year. We are currently using development environments and testing production environments.

When Plyzer becomes commercially viable, the Company expects revenue streams from several sources like user fee, advertisements, data mining and licencing the technologies for different products and geographical regions.

The Company has however, not yet generated or realized any revenues from business operations.

The Company's auditors have issued a going concern opinion on our audited financial statements for the fiscal year ended March 31, 2017. This means that our auditors believe there is a substantial doubt that the Company can continue as an on-going business for the next twelve months unless it obtains additional capital to pay its bills. PLYZER has recently secured funds through issuance of convertible loans and is pursuing with potential investors to raise equity funding through private placement. However, the Company has not yet generated significant revenues and its current business activities are at a very early stage of development and will need some time before they can generate revenue, if any. It is not possible to project the time when revenue, if any may begin or if the Company will be successful in raising alternative funding to support its current development plans.

The following discussion and analysis should be read in conjunction with the financial statements of the Company and the accompanying notes appearing subsequently under the caption "Financial Statements”.

Employees

As of March 31, 2017, the Company employed no full- time and no- part time employees.  Hiring employees over the next twelve months will depend on the continued implementation of the current business strategy and if the required funds are raised. It is likely that for now, the Company will resort to hiring consultants as and when needed rather than employ people on a full time basis to keep its operational costs at a minimum.

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

In May 2017, The Company’s wholly owned subsidiary, Plyzer Technologies (Canada) Inc. sub-leased office space at 67 Portland St., Toronto, ON M5V 2M9. The assigned lease expires on December 30, 2017. The office will be primarily used for the development work. No work has yet begun at this premise.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and issuer purchases of equity securities

(a) Market Information.

Our common stock is quoted on the OTC Markets Inc. under the symbol "PLYZ". Until May 1, 2017, we were trading under the symbol ”ZDVN”. Effective May 1, 2017 and following a name change, we began trading under the current symbol.

Information provided below represents the two years ended March 31, 2017:

	High($)	Low($)
4th quarter ended March 31, 2017	0.12	0.06
3rd quarter ended December 31, 2016	0.08	0.02
2nd quarter ended September 30, 2016	0.05	0.05
1st quarter ended June 30, 2016	0.07	0.05
4th quarter ended March 31, 2016	0.07	0.06
3rd quarter ended December 31, 2015	0.06	0.06
2nd quarter ended September 30, 2015	0.13	0.06
1st quarter ended June 30, 2015	0.23	0.10

The above information was taken from information on the OTC Markets website at www.otcmarkets.com. The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares are issued in registered form. Our registrar and transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014. Telephone: 702-818-5898.

(b) Holders. As of March 31, 2017, there were approximately twenty seven (27) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

FOR THE YEAR ENDED MARCH 31, 2017 AND 2016

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through to March 31, 2017.

Net Operating Revenues

There was no operating revenue for the twelve months ended March 31, 2017, and 2016 respectively.

Operating Expenses

Operating expenses for the year ended March 31, 2017 were $69,589 compared to $204,169 for the year ended March 31, 2016. Fiscal year 2017 expenses mainly included development costs of $53,896. This is further explained elsewhere in this report. Significant decline in the expenses over the previous year related mainly to two main factors - in the fiscal 2016, there were one-time write offs of $84,000, which did not occur in the fiscal 2017 and during the fiscal 2017, the Company cancelled payable relating to fee of $36,000 charged by a shareholder owning under 5% of the issued shares in fiscal 2016, which were considered no longer payable. Overall downsizing of the operations including closure of office in Spain also contributed to significantly reducing operating costs.

Operating expenses for the year ended March 31, 2016 were $ 204,169 which included bad debts of $ 44,800, investments write off of $39,200 and consulting fee of 85,730, of which $36,000 was cancelled in fiscal 2017 as explained above.

Development costs

During the fiscal year 2017, the Company launched a new project - creating an artificial intelligence driven engine for price comparison, known as “Plyzer”. On November 21, 2016, The Company signed a consulting agreement with an independent Spanish Corporation, Lupama Producciones, S.L. (“Lupama”). Lupama’s key owner, Luis Pallares became the CEO of Plyzer Technologies (Canada) Inc. Lupama will help the Company to develop and commercially launch and market the Plyzer project through the direct involvement of its co-founder, Luis Pallares.A fee of $53,896 was charged by Lupama for the development work carried out between January and March 2017.

The Company issued on December 21, 2016, 5 million restricted common shares to Lupama as a joining bonus as per the terms of the consulting agreement signed with Lupama.  These shares were valued at $350,000, based on the quoted market price of $0.07 per common share on the date of issuance. As per the terms of the consulting agreement, these shares will vest only after 12 months and are subject to the consultant not resigning or the consulting agreement not terminating prior to the vesting date. In such event, shares would be cancelled. As a result, the value of the shares will be accounted only on their vesting unconditionally.

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

Exact dates on which the above milestones would be achieved was not known as at March 31, 2017.

Professional Fees

Professional fees for fiscal 2017 primarily comprised auditor’s fees of $6,300 (2016: $12,200) for quarterly reviews and annual audit. There were no legal fees during the year.

Professional fees for fiscal 2016 primarily comprised quarterly reviews and annual audit. Legal fee included was only $600 reflecting lack of any significant operating activities during the year.

Consulting Fees

Consulting fee for the fiscal year 2017 included fee of $25,000 charged by the CEO, $7,000 fee charged by a shareholder holding approximately 4.8% of the issued and outstanding shares of the Company for consulting services, which was settled by issuance of restricted shares of the Company and $5,000 fees paid to the former CFO for providing accounting services. Fee of $36,000 charged previously by another shareholder was cancelled as explained under operating expenses above, thus reducing the overall fees to $1,000. Amounts charged by Lupama for development work has been reflected as development costs.

Consulting fee for the fiscal year 2016 includes fee charged by the CEO of $25,000 which was settled by issuance of restricted common shares and $36,000 charged by an entity owned by a shareholder of the Company owning less than 5% of the outstanding shares for services relating to recommending and reviewing several business proposals and generally providing consulting to the CEO. The management provided for this fee as charged although it was still under negotiations. The balance of the consulting fee include fees paid to the former CFO for providing accounting services and other consultants. Overall fees declined by over approximately 49% from the previous fiscal year due to discontinuation of operating activities.

Travel, meals and promotion

There were no travel, meals or promotion costs during the fiscal year 2017.

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

Bad Debts

There were no bad debts during the fiscal year 2017.

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

Impairment in the value of investments

There were no investments as at March 31, 2017 and during the fiscal year ended on that date.

In fiscal year 2015, the Company made two investments through a pledge fund in Spain. Details of these investments are given in Note 5 to the financial statements for the year ended March 31, 2016. The investments were in two non-related emerging technology companies in Spain and were less than 10% of the equity of the investee entities. The carrying costs of these investments were €35,000 or $39,200. During the fiscal period 2016, the Company discontinued its membership to the pledge fund and was not provided with any updates on the investments. Inquiries by the management failed to generate any information to substantiate the carrying costs of these investments. The management therefore concluded that the value has been impaired and investments’ carrying value was therefore fully written off.

Loss on disposition of debt

There was no disposal of any debts during the fiscal year 2017.

As of March 29, 2016, the Company owed Current Capital Corp., a private corporation owned by a shareholder of the Company $ 319,809 after adjusting for the exchange gain and transfer of $ 6,000 from accounts payable. The entire debt was assumed by the CEO, Mr. Terence Robinson. The amount was settled by issuance of 10,660,312 restricted common shares of the Company at $0.03 per share. On the same day, Mr. Robinson also agreed to accept another 1,110,140 restricted common shares at $0.05 per share value, in settlement of the amount of $55,507 due to him on account of fees and expenses. The total number of shares issued 11,770,452 were valued at $0.07 being the quoted price of the Company’s shares on OTC Markets on the date of the issuance for a total cost of $823,932. The excess of $448,615, being the difference between the market value of shares issued of $823,932 and the carrying costs of debts settled of $375,316 was expensed as loss on disposition of debt as at March 31, 2016.

Interest Expense

As at April 1, 2016, the Company had a convertible loan of $28,000. During the year ended March 31, 2017, $20,000 of the loan was converted into common shares of the Company on April 11, 2016 and the balance of the loan of $8,000 plus accrued interest of $4,560 was converted into common shares of the Company on February 15, 2017. Interest accrued during the period was $1,447 plus accrued interest upto the beginning of the year was $4,292, total interest accrued being $5,739. The excess accrual of $1,179 was reversed. Hence net interest charge for the year was $268.

Interest expense for the year ended March 31, 2016 was $68,273. Interest expense for fiscal 2016 consisted of amortisation of convertible notes of $45,495, interest accrued on convertible notes of $5,111 and write off of unamortised portion of convertible notes of $17,667, which got converted during the fiscal year 2016. During the fiscal year 2016, $ 10,000 of the existing convertible note got converted and two new convertible notes issued during the fiscal 2016 for $ 30,000 were also converted later in the same year.

Financial Condition, Liquidity and Capital Resources

For the fiscal year 2017, the Company generated a negative cash flow from operations of $84,079 (2016: negative cash flow of $42,275), which was met from advances from director and stockholder of $74,631 and the existing cash.

During the fiscal year 2017, the convertible loan of $28,000 was converted along with the accrued interest into common shares of the Company as explained above under Interest Expense section.

For the fiscal year 2016, the Company has generated a negative cash flow from operations of approximately $42,725 which was met from two new convertible debts of $ 30,000 and the existing cash.

In absence of any potential revenue in the near future, the Company will continue to be dependent upon its shareholders and associates to fund its cash requirements. Subsequent to April 1, 2017, the Company raised $88,000 by issuing two convertible loans to third parties.

Our present material commitments are continuing development costs of Plyzer and professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $3.3 million as at March 31, 2017 ($3.2 million as at March 31, 2016). The Company realized a net loss from operations of approximately $70,000 and $0.7 million, respectively, for the years ended March 31, 2017 and 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and has raised $88,000 since April 1, 2017 and is currently negotiating with others to raise further funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Exact dates on which the above milestones would be achieved and potential cost of this commitment was not known as at March 31, 2017.

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

Item 8. Financial Statements and Supplementary Data

See the index to the Financial Statements below.

Plyzer Technologies Inc.

(formerly known as ZD Ventures Corporation)

Consolidated Financial Statements for the Year Ended March 31, 2017 and 2016

Heaton & Company, PLLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Plyzer Technologies Inc. (formerly ZD Ventures Corporation)

We have audited the accompanying balance sheet of Plyzer Technologies Inc. (formerly ZD Ventures Corporation) (the Company) as of March 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Heaton & Company, PLLC

Farmington, Utah

June 29, 2017

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Consolidated Balance Sheets

As at March 31,	2017	2016

ASSETS

CURRENT ASSETS
Cash	$199	$8,488
Prepaid expenses	16,965	583
Total Current Assets	17,164	9,071
Total Assets	$17,164	$9,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$85,652	$95,052
Convertible debt	-	28,000
Advances from director and stockholder	74,631	-
Total Current Liabilities	160,283	123,052
Total Liabilities	160,283	123,052

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 200,000,000 shares; 34,616,476 and 33,517,461shares outstanding at March 31, 2017 and 2016, respectively	34,616	33,517

Additional paid-in capital	3,069,094	3,030,633
Accumulated other comprehensive income	69,428	68,269
Accumulated deficit	(3,316,257)	(3,246,400)
Total Stockholders’ Deficit	(143,119)	(113,981)
Total Liabilities and Stockholders’ Deficit	$17,164	$9,071

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Statements of Consolidated Operations and Comprehensive Loss

Year ended March 31,	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES:
Development costs	53,896	-
General and administrative expenses	8,393	11,084
Professional fees	6,300	12,200
Consulting fees	1,000	85,730
Bad debts	-	44,800
Impairment in the value of investments	-	39,200
Travel, meals and promotions	-	11,155
Total expenses	69,589	204,169

Loss from operations	(69,589)	(204,169)

(Loss) Gain on disposition of debt	-	(448,615)
Interest expense	(268)	(68,273)
Net loss	(69,857)	(721,057)

Other comprehensive gain	1,159	33,577
Comprehensive (loss)	$(68,698)	$(687,480)

Net loss per share, basic and dilutive	$(0.00)	$(0.02)
Number of weighted average common shares outstanding	34,358,676	26,892,658

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Statement of Consolidated Shareholders’ Equity

	Number of shares	Common stock	Additional Paid-in Capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, April 1, 2015	25,868,848	$25,868	$2,127,759	$(2,525,343)	$34,692	$(337,024)
Settlement of convertible debts	878,161	878	40,712	-	-	41,590
settlement of unsecured debt	11,770,452	11,771	812,162	-	-	823,933
Cancellation of previously issued shares	(5,000,000)	(5,000)	5,000	-	-	-
Debt discount related to beneficial conversion feature	-	-	30,000	-	-	30,000
Reversal of previous year's CEO fee	-	-	15,000	-	-	15,000
Other comprehensive gain	-	-	-	-	33,577	33,577
Net loss	-	-	-	(721,057)		(721,057)

ENDING BALANCE, March 31, 2016	33,517,461	$33,517	$3,030,633	$(3,246,400)	$68,269	$(113,981)

BEGINNING BALANCE, April 1, 2016	33,517,461	33,517	3,030,633	(3,246,400)	68,269	(113,981)
Shares issued in settlement of fee	100,000	100	6,900			7,000
Settlement of convertible debt	999,015	999	31,561	-	-	32,560
Other comprehensive gain	-	-	-	-	1,159	1,159
Net loss				(69,857)		(91,327)

ENDING BALANCE, March 31, 2017	34,616,476	$34,616	$3,069,094	$(3,316,257)	$69,428	$(143,119)

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Statements of Consolidated Cash Flows

Year ended March 31,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,857)	$(721,057)
Adjustments to reconcile net loss to net cash used by operating activities:
Bad debts	-	44,800
Furniture written off	-	4,673
CEO fee forgiven	-	15,000
CEO fee settled in shares	-	25,000
Impairment in investments	-	39,200
Unamortized note payable discount written off	-	17,669
Amortization of note payable discount	-	45,495
Loss on disposition of debts	-	448,615
Consulting fee settled in shares	7,000	-
Interest settled in shares	268	-
Changes in operating assets and liabilities
(Increase)decrease in prepaid expenses	(16,382)	9,550
(Decrease) Increase in accounts payable and accrued liabilities	(5,108)	28,780
Net cash (used) by operating activities	(84,079)	(42,275)

CASH FLOWS FROM INVESTING ACTIVITIES:	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	74,631	174
Proceeds from convertible loan	-	30,000
Net cash provided by financing activities	74,631	30,174

Effects of exchange rates on cash	1,159	(682)

Net increase (decrease) in cash	(8,289)	(12,783)
CASH, beginning of period	8,488	21,271
CASH, end of period	$199	$8,488

SUPPLEMENTAL DISCLOSURES
Cash paid during the year
INCOME TAXES	-	-
Interest paid	$-	$1,593

Non-Cash financing Activities:
Beneficial conversion feature on convertible debt	$-	$30,000
Convertible note and accrued interest converted into common shares	(32,560)	(40,000)
Debts settled in common shares	-	(313,809)
	$(28,000)	$(323,809)

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, operates from one of its shareholder’s premises in Toronto, Ontario, Canada.  Most of the activities of the Company to date relate to its organization, funding, and seeking business opportunities in the emerging technologies.

On March 31, 2017, The Company changed its name from ZD Ventures Corporation to Plyzer Technologies Inc.. The Company began trading under a new symbol “PLYZ” effective May 1, 2017.

In December 2016, the Company incorporated a wholly owned subsidiary in Delaware, Plyzer Corporation (“Plyzer”). Plyzer entered into a development and consulting agreement with Lupama Producciones,S.L., a non-related Spanish private corporation (“Lupama”). Lupama will be managing and developing for Plyzer a unique web portal providing solutions for price comparison using artificial intelligence in a number of niche markets

Lupama began development work in January 2017, which was primarily financed by borrowings from the director. The Company is currently seeking external financing to support further development work at Plyzer.

(B)

Basis of Presentation

The audited consolidated financial statements for the year ended March 31, 2017 include the accounts of Plyzer Technologies Inc. and its wholly owned subsidiary; Plyzer Corporation  and are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. All material intercompany accounts and transactions have been eliminated in consolidation.

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

(D)

Development costs

Development costs, which relate primarily to product and software development are charged to operations as incurred. Under certain development arrangements with third parties, the Company may be required to make payments that are contingent on the achievement of specific development and commercial milestones. Milestone payments made to third parties are expensed when the milestone is achieved.

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

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(F)

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

Five million shares issued to Lupama, which have not yet vested were not included in the computation of the weighted average number of shares.

(G)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. As of March 31, 2017, and 2016 the Company had no cash equivalents.

(H)

Income taxes

The Company accounts for income taxes under FASB Codification Topic 740 which requires use of the liability method.  Topic 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

(I)

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

(J)

Fair Value of Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

(J)

Fair Value of Financial Instruments, continued

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

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which creates substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of March 31, 2017, the Company has an accumulated deficit amount of approximately $3,316,257.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for annual reporting periods beginning after that date

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's financial statements and notes to the financial statements. The Company is evaluating the effects of the adoption of this ASU to its financial statements.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)”. Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements upon adoption.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PREPAID EXPENSES

Year ended March 31,		2017	2016
Prepaid fee	ii	$--	$583
Prepaid development costs	i	16,965	--
		$16,965	$583

i.

Prepaid development costs represent amount paid to Lupama towards development costs incurred during the period subsequent to April 1, 2017.

ii.

Prepaid fee comprises fee paid for the calendar year 2016 to State of Nevada for renewal of license. Eight months’ of the fee is considered prepaid.

NOTE 5 - CONVERTIBLE DEBTS

March 31,		2017	2016
Balance, at beginning of year		$28,000	$4,836
Accrued interest		4,560	--
Converted to additional paid in capital	i	(31,561)	(30,000)
Converted to common stock	i	(999)	(40,000)
BCF amortization of discount	i	--	63,164
Unsecured loans		--	30,000
Debt discount to paid in capital		--	--
		$--	$28,000

i.

On April 11, 2016, a convertible debt holder of a $38,000 loan having a balance of $ 28,000 as at April 1, 2016, converted $20,000 of the loan into 689,655 common shares as per the terms of the agreement and on February 15, 2017, converted the balance of $ 8,000 plus accrued interest of $4,560 into 309,360 common shares. Par value of shares issued $999 was included in share capital and the balance $31561 was included in additional paid in capital.

NOTE 6 - COMMON STOCK

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

On March 29, 2016, amount due to Current Capital Corp., a private corporation owned by a shareholder of the Company had a carrying cost of $319,809 after adjusting for the exchange gain and transfer of $ 6,000 from payable. The entire debt was assumed by the CEO, Mr. Terence Robinson. The amount was settled by issuance of 10,660,312 restricted common shares of the Company at $0.03 per share.

On the same day, Mr. Robinson also agreed to accept another 1,110,140 restricted common shares at $0.05 per share value, in settlement of the amount of $55,507 due to him on account of fees and expenses.

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - COMMON STOCK, continued

The total number of shares issued 11,770,452 were valued at $0.07 being the quoted price of the Company’s share on OTC Markets on the date of the issuance for a total cost of $823,933. $11,770 was credited to common stock and the balance $812,162 was credited to additional paid in capital and difference between the total debt settled and the value of the shares issued being $ 448,615 was expensed as loss on disposition of debt.

On February 25, 2016, Mr. Jeffrey Robinson, brother of the CEO, returned a certificate covering 5,000,000 restricted common shares of the Company for cancellation without any consideration. These shares were cancelled on February 26, 2016.

At March 31, 2017, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

NOTE 7 - COMMITMENT

Under the terms of the consulting agreement with Lupama, Lupama shall be entitled to receive an additional 25 million restricted common shares as follows:

On Plyzer becoming a fully functional commercial site for consumers	10 million
On Plyzer becoming a fully functional commercial site for companies	5 million
On enrolment of first 100,000 users/month	5 Million
On achievement of first $50,000 in revenue	5 Million

Exact dates on which the above milestones would be achieved was not known as at March 31, 2017.

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER

March 31,	2017	2016
Balance, beginning of year	$--	$344,145
Funds advanced (net)	74,631	174
Fee payable transferred from accounts payable	--	6,000
Exchange difference	--	(30,510)
Debt assumed by CEO	--	(319,809)
Balance, end of year	$74,631	$--

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director.

CONSULTING FEES

Year ended March 31,	2017	2016
Fee charged by the CEO	$25,000	$25,000
Fee charged by a consultant holding over 10% equity interest in the Company	--	$(3,745)
	$25,000	$21,255

The fees of $25,000 charged by the CEO are included in accounts payable as at March 31, 2017 ($ nil as at March 31, 2016).

Plyzer Technologies Inc.

(Formerly known as ZD Ventures Corporation)

Years ended March 31, 2017 and 2016

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - RELATED PARTY TRANSACTIONS, continued

TRAVEL, MEALS AND PROMOTIONS

Travel and meals costs included $nil charged by the CEO and a consultant holding over 10% equity interest in the Company. (2016: $5,000).

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

For the years ended March 31, 2017, and 2016, respectively, the Company produced net operating losses before provision for income taxes of $69,857 and $721,057 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2017 and 2016.

The components of the Company’s deferred tax assets as of March 31, 2017 and 2016 are as follows:

	2017	2016
Net operating loss carryover	$(502,000)	$(477,600)
Valuation allowance	502,000	477,600
Net provision for federal income taxes	$--	$--

The Company’s effective income tax rate of 0.0% differs from the statutory rate of 35% for the reason set forth below for the years ended March 31:

	2017	2016
Income tax (recoverable) payable at statutory rate	$(24,450)	$(95,355)
Valuation allowance	24,450	95,355
Net provision for federal income taxes	$--	$--

As at the year-end the Company had an approximate net tax loss carried forward of $1.4 million (2016: $1.4 million). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2028 and 2037. There is a three-year limitation on IRS audit since filing of a tax return. The Company has yet to file its tax returns since the fiscal year 2012. Penalties and interest if any charged are included in general and administrative expenses. No penalty or interest was charged or included during the years ended March 31, 2017 and 2016.

NOTE 10 - SUBSEQUENT EVENT

1.

The Company raised $88,000 subsequent to the balance sheet date by way of convertible debt financing from two independent entities. The convertible promissory notes carry interest of 8% and 12% respectively and are repayable within nine months and one year respectively. The notes are convertible into common shares of the Company at a price based on the average quoted price discounted by 60% to 61%.

2.

In April 2017, the Company incorporated a wholly owned subsidiary, Plyzer Technologies (Canada) Inc. in Ontario, Canada and sub-leased an office premises. Mr. pallares, the key owner of Lupama has become the CEO of this subsidiary.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2017 or any interim period.

We have not had any other changes in nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management which comprises our Chief executive officer who is also our Chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the chief executive and  financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive  and financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including chief executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Plyzer have been detected.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2017. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013"). Based on our assessment, we believe that, as of March 31, 2017, our internal control over financial reporting and disclosure controls and procedures was not effective based on those criteria and appointing full-time staff to enforce such controls is not presently considered cost effective.

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

Changes in Internal Control Over Financial Reporting

There were no major changes in internal control over financial reporting during the fiscal year 2017.  The Company’s Plyzer project development work is expected to be carried out in Toronto, Ontario, Canada for which the Company is considering recruiting certain staff including an accountant, provided the Company could generate enough financial resources to support these costs. In the event of such recruitments, more effective internal controls will be introduced and followed.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officer and director of the Company.

Name	Age	Position(s) with Company
Terence Robinson	57	Chief Executive Officer and director.

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

Compensation of Directors

Our directors receive no cash compensation as directors. However, Mr. Robinson charged fees of $25,000 for the fiscal year 2017.

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

Item 11. Executive Compensation

Mr. Terence Robinson who acts as both the CEO and CFO charged $25,000 for the fiscal year 2017

Compensation of Directors

Directors received no compensation to act as directors during the fiscal years 2017 and 2016.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2017, or the period ending on the date of this Report.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2017, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Name and Address	Title of Class	Number	Percent (1)
Tony Vespa *
1075 Old Mohawk Rd, Ancaster, ON L9K 3K9	Common	1,900,000	5.50%
Includes 500,000 shares held in the name of his wife.

Terence Robinson	Common	18,595,452	53.70%
68 Admiral Road, Toronto, ON M5R 2L5
		20,495,452	59.20%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2017. As of March 31, 2017, there were 34,616,476 shares of our common stock issued and outstanding.

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

a)

any director or officer;

b)

any person proposed to be a nominee for election as a director;

c)

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

d)

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the fiscal years ended March 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2016	$6,300	none	none	none
2016	$11,600	none	none	none

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

a)

The following documents are filed as part of this Report:

1.

Financial Statements. The following financial statements and the reports of our independent registered public accounting firm are filed herewith.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets at March 31, 2017 and 2016

•

Statements of Consolidated Operations and Comprehensive Loss for the years ended March 31, 2017 and 2016

•

Statements of Consolidated Stockholders’ Equity (Deficit) for the years ended March 31, 2017 and 2016

•

Statements of Consolidated Cash Flows for the years ended March 31, 2017 and 2016

•

Notes to Consolidated Financial Statements

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

101

*The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2017 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYZER TECHNOLOGIES INC.

Date: June 29, 2017

By: /s/Terence Robinson
Terence Robinson, Chief Executive Officer President, Secretary, Treasurer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2017

/s/Terence Robinson
Terence Robinson Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)