Form 10-Q
period 2017-06-30
Plyzer Technologies Inc.
filed 2017-08-21
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)
[X]	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2017

[ ]	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

PLYZER TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0381956
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47 Avenue Road, Suite 200

Toronto, ON Canada M5R 2G3

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (416) 860-0211

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer”,”smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
Emerging growth company	[ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 10, 2017, there were 41,616,476 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$40,415	$199
Prepaid expenses and deposit	62,940	16,965
Total current assets	103,355	17,164

Furniture and equipment, net	4,083	-

Total Assets	$107,438	$17,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$86,887	$85,652
Advances from director and shareholder	152,287	74,631
Convertible debts	12,907
Derivative liability	133,460	-
Total Current Liabilities	385,541	160,283
Total Liabilities	385,541	160,283

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, authorized 200,000,000 shares; 34,616,476 shares issued and outstanding at June 30, 2017 and March 31, 2017	34,616	34,616
Additional paid-in capital	3,069,094	3,069,094
Accumulated other comprehensive income	70,139	69,428
Accumulated deficit	$(3,451,952)	$(3,316,257)
Total Stockholders’ deficit	(278,103)	(143,119)
Total Liabilities and Stockholders’ deficit	$107,438	$17,164

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended June 30,	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES:
Development costs	51,001
General and administrative expenses	10,604	1,696
Professional fees	13,500	1,100
Consulting fees	10,250	14,250
Travel, meals and promotions	23,619	-
Total expenses	108,974	17,046

Loss from operations	(108,974)	(17,046)

Derivative loss	(12,460)	-
Interest expense	(14,261)	(559)

Net loss	(135,695)	(17,605)

Foreign currency translation	711	159

Comprehensive (loss)	$(134,984)	$(17,446)

Net loss per share, basic and dilutive	$(0.00)	$(0.00)
Number of weighted average common shares outstanding	34,616,476	34,307,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

BEGINNING BALANCE, April 1, 2016	33,517,461	$33,517	$3,030,633	$(3,246,400)	$68,269	$(113,981)
Shares issued in settlement of fee	100,000	100	6,900			7,000
shares issued in settlement of convertible loan	689,655	690	19,310			20,000
Translation differences					159	159
Net loss				(17,605)		(17,605)
ENDING BALANCE, June 30, 2016	34,307,116	$34,307	$3,056,843	$(3,264,005)	$68,428	$(104,427)

BEGINNING BALANCE, April 1, 2017	34,616,476	$34,616	$3,069,094	$(3,316,257)	$69,428	(143,119)
Translation differences					711	711
Net loss				(135,695)		(135,695)
ENDING BALANCE, June 30, 2017	34,616,476	$34,616	$3,069,094	$(3,451,952)	$70,139	$(278,103)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended June 30,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(135,695)	$(17,605)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	112	-
Consulting fee settled in shares	-	7,000
Debt discount	12,907
Derivative loss	12,460	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and deposit	(45,975)	175
Increase in accounts payable and accrued liabilities	1,235	9,629
Net cash used by operating activities	$(154,956)	$(801)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	(4,195)	-
Net cash (used in) investing activities	$(4,195)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	77,656	-
Proceeds from convertible loan	121,000	-
Net cash provided by financing activities	$198,656	$-

Effects of exchange rates on cash	$711	$159

Net (decrease) increase in cash	40,216	(642)
Cash, beginning of period	199	8,488
Cash, end of period	$40,415	$7,846

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$1,354	$559

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, and through its subsidiary in Toronto, Ontario, Canada is engaged in developing commercial web portal aimed at providing solutions for price comparison using artificial intelligence in a number of niche markets.

(B) Basis of Presentation

The unaudited interim financial statements as of June 30, 2017 and for the three months ended June 30, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

(C) Consolidation

The unaudited consolidated interim financial statements include the accounts of the Company and,

a.

Plyzer Corporation, a wholly owned subsidiary incorporated in the State of Delaware on December 9,  2016.

b.

Plyzer Technologies (Canada) Inc., a wholly owned subsidiary incorporated in Ontario, Canada on April 11, 2017.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2017. The significant accounting policies followed are same as those detailed in the said Annual Report, except for the following new accounting policy adopted during the three months ended June 30, 2017:

Furniture and equipment

Furniture and equipment items are stated at cost and depreciated to their estimated residual value over their estimated useful lives, which are presently considered to be three years. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are relieved from the accounts and the resulting gains or losses are included in the Statements of Operations. Repairs and maintenance costs are expensed as incurred. Depreciation is provided using the straight-line method.

Convertible debts and Derivative liability

Convertible loan notes issued by the Company have embedded conversion feature where principal liability and accrued interest are convertible, at the option of the loan holder, into common shares of the Company, at a price, based on the quoted market price of the Company’s common shares on the date of conversion discounted at an agreed percentage. The derivative liability is segregated and initially carried at fair value and subsequently remeasured on each reporting date at their fair value. The difference is taken to income as derivative gains or losses.

The debt discount is amortized over the period of the loan and charged to interest expense. Loan is stated at amortized discount amount.

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and this raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. While the Company has so far been successful in raising the required capital through debt and equity financing, management cannot provide any assurances that the Company will continue to be able to raise the funding required to complete its development work and commercial launch of the portal successfully in future.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of June 30, 2017, the Company has an accumulated deficit amount of approximately $3.4 million.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or service s. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for annual reporting periods beginning after that date

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”).” The amendments in ASU 2016-10 clarify the following two aspects of Topic 606: (a) Identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. This pronouncement has the same effective date as the new revenue standard, which is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company is currently evaluating the effects of adopting ASU 2016-10 on its consolidated financial statements.

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).” The amendments in ASU 2016-12 provide clarifying guidance in certain narrow areas and add some practical expedients. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements as Topic 606. The guidance will have the same effective date and transition requirements as the ASU 2014-09. The Company is currently evaluating the effects of adopting ASU 2016-12 on its consolidated financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”).” ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayments or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. The Company is currently evaluating the effects of adopting ASU 2016-15 on its consolidated financial statements, but the adoption is not expected to have a significant impact as of the filing of this report.

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business (“ASU 2017-01”).” In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting. The Company is currently evaluating the impact of adopting ASU 2017-01 on its consolidated financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	June 30, 2017	March 31, 2017
Prepaid development costs	$59,378	$16,965
Rent deposit	3,368	--
Prepaid expenses	194	--
	$62,940	$16,965

NOTE 5 - CONVERTIBLE DEBTS

	June 30, 2017	March 31, 2017
Balance, at beginning of period	$--	$28,000
Accrued interest		$4,560
Converted to additional paid in capital	--	(31,561)
Converted to common stock	--	(999)
Convertible notes issued(i)	121,000	--
Debt discount relating to notes issued	(121,000)	--
Amortization of debt discount	12,907
Balance, at end of period	$12,907	$--

i.

During the three months ended June 30, 2017, the Company entered into the following Securities Purchased Agreements with independent lenders in connection with the issuance of convertible notes totalling $121,000:

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

#	Amount in $	Issue date	Maturity date	Interest rate p.a.	Conversion terms	Prepayment terms
1	40,000	30-May-17	30-May-18	8%	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	The Company may pay this note any time
2	53,000	24-May-17	28-Feb-18	12%

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

						Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
3	28,000	20-Jun-17	20-Mar-18	12%

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

						Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
	121,000

NOTE 6 - DERIVATIVE LIABILITIES

	June 30, 2017	March 31, 2017
Balance, at beginning of period	$--	$--
Derivative additions associated with convertible notes on issuance (ii)	173,205	--
(Gain) on change in fair value as at period end(ii)	(39,745)
Balance, at end of period	$133,460	$--

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the imbedded conversion feature is considered a derivative liability. The fair value of the derivative was estimated on the issue date and subsequently remeasured on June 30, 2017 using the Black-Scholes valuation technique, using the following assumptions

Issue date	June 30, 2017	March 31, 2017
Expected dividend	nil	nil
Risk free interest rate	1%	1%
Expected volatility	86.83% - 107.84%	105.15%-109.26%
Expected term	245 days - 280 days	214 days -243 days

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 7 - COMMON STOCK

There were no movements in the common stock during the three months ended June 30, 2017.

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

At June 30, 2017 and March 31, 2017, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

NOTE 8 - COMMITMENT

Under the terms of the consulting agreement with Lupama, Lupama shall be entitled to receive an additional 25 million restricted common shares as follows:

On Plyzer becoming a fully functional commercial site for consumers	10 million
On Plyzer becoming a fully functional commercial site for companies	5 million
On enrolment of first 100,000 users/month	5 Million
On achievement of first $50,000 in revenue	5 Million

Exact dates on which the above milestones would be achieved was not known as at June 30, 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS

Advances from Director and Stockholder

	June 30, 2017	March31, 2017
Balance, beginning of period	$74,631	$--
Funds advanced (net)	77,656	74,631
Balance, end of period	$152,287	$74,631

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

Consulting Fees

Three months ended June 30	2017	2016
Fee charged by a consultant holding over 10% equity interest in the Company	$-	$7,000
Fee charged by CEO	$6,250	$6,250
Other consulting fees	4,000	1,000

	$10,250	$14,250

Plyzer Technologies Inc.

Three months ended June 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

Travel, Meals and Promotion

Comprises expenses of $23,619 charged by the CEO. (June 30, 2016: $ nil)

Accounts Payable and Accrued Liabilities

Includes $16,650 (March 31, 2017: $25,000) due to the CEO.

NOTE 10 - SUBSEQUENT EVENTS

In July 2017, the Company raised $39,500 through a new convertible loan and $100,000 through a private equity placement from non-related parties.

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and concluded that there are no other events to disclose.

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

PLYZER’s business strategy until March 2015 involved developing a social website, B’ Wished, acquired in July 2012 aimed at driving traffic for various sellers of products and services which can generate revenue through commissions from the associated sellers and advertisements, as well as other related sources for the Company. However, at the end of March 31, 2015, the Management concluded that this was not a commercially viable business and decided to expense all the costs related to this project.  During the fiscal year 2016, the Company also wrote off small investments it had in a couple of emerging technology companies in Spain due to unavailability of adequate information from these entities to support any valuation of these investments.

On November 21, 2016, The Company signed a consulting agreement with an independent Spanish Corporation, Lupama Producciones, S.L. (“Lupama”). Lupama’s key owner, Luis Pallares became the CEO of Plyzer Technologies (Canada) Inc.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2017 and the audited financial statements and notes for the year ended March 31, 2017.

Business Plan and Strategy

Lupama is creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer”. The focus is on the development of the backend and frontend for “customer use” to release a beta site in the third quarter of 2017. While the company has so far produced a fairly stable and polished site, it lacks a lot of testing work. In addition to the testing, we also need to finish the composition of some back and front end details and the configuration of some events. After this soft launch, we will review and update any issues that may arise at this stage and build new features to integrate during the public launch expected to be later in the year or early next year. We are currently using development environments and testing production environments.

When Plyzer becomes commercially viable, the Company expects revenue streams from several sources like user fee, advertisements, data mining and licencing the technologies for different products and geographical regions.

The Company has however, not yet generated or realized any revenues from business operations.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2017. For the three months ended June 30, 2017, the Company recognized a net loss of $133,695 compared to net loss of $17,605 for the three months ended June 30, 2016.

Overall operating expenses increased significantly during the 2017 fiscal quarter compared to 2016 fiscal quarter mainly due to development activities associated with Plyzer. The development cost alone was $51,001 during the three months to June 30, 2017. Other relevant costs included travel  and promotions which were $23,619 duirng the three months to June 30, 2017 compared to nil during the same period in prior fiscal year.

Professional Fees

Professional fees for the three months ended June 30, 2017 were $ 13,500 compared to $1,100 for the three months ended June 30, 2016.

Fees for the three months to June 30, 2017 comprise audit and review fee of $2,200 and legal fee of $11,300 while fee for the three months ended |June 30, 2016 included only the review cost for the quarter. Legal fee in the period ended June 30, 2017 mainly related to negotiation and issuance of three convertible unsecured loans totalling to $121,000.

Consulting fees

Consulting fees for the three months ended June 30, 2017 included fee of $6,250 charged by the CEO.

Consulting fee for the three months to June 30, 2016 included accrual of $6,250 fee for the CEO based on an annual estimate of $ 25,000 and a $ 7,000 fee charged by a shareholder holding over 5% equity.

General and administrative expenses

General and administrative costs for the three months ended June 30, 2017 included rent and utilities of Toronto office for $3,952 and transfer agent fee of $2,825. The increased fee was mainly due to CUSIP change following a name change and processing fees related to convertible loans charged by the transfer agent.

General and administrative costs for the three months ended June 30, 2016 included regulatory filing fee of $ 500 and transfer agent’s fee of $ 795.

Travel, meals and promotion

These costs were incurred by the CEO and mainly involved travelling in Europe and North America in connection with the fund raising and monitoring the progress of the development work.

Interest Expense

Interest expense during the three months to June 30, 2017 related to three convertible unsecured loans issued during the quarter.  Interest of $1,354 accrued for the period on these loans. Interest rates ranged from 8% to 12% per annum. Also included was amortization of debt discount of $12,907 relating to three convertible notes issued during the period.

During the three months ended June 30, 2016, there was only one loan of $ 8,000 outstanding and interest cost thereon was $559.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2017, the Company generated a negative cash flow from operations of $154,956 (three months to June 30, 2016: negative cash flow of $801) , which was primarily met from existing cash, proceeds from the convertible loans and advances from the director and shareholder. In absence of any potential revenue in the near future, the Company will continue to be dependent upon financing raised through equity and debts and advances form its director and shareholders.

Our present material commitments are Plyzer development and maintenance of our Toronto office which may be hiring staff to accelerate development and completion of the beta site. This will depend on our ability to attract funding through private equity placements.

As of June 30, 2017, the Company had cash of $40,415 (as at March 31, 2017:  $199). The Company's total assets increased significantly from $17,164 as at March 31, 2017 to $107,438 as at June 30, 2017, due mainly to increase in cash and prepayments related to development costs. Total liabilities also increased from $160,283 as of March 31, 2017 to $385,541 as of June 30, 2017, mainly due to further advances from the director and shareholder and new convertible loans and derivative liability relating to these notes.

Investing activities

During the three months ended June 30, 2017, the Company spent $4,195 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc. there was no such expenditure during the period to June 30, 2016.

Financing activities

The Company raised $198,655 through shareholder advances and debt financing during the three months ended June 30, 2017. Details of the financing are provided in notes 5 and 9 of the unaudited consolidated financials for the period.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 3.5 million. The Company realized a net loss from operations of $108,974 and $17,046, respectively, for the three months ended June 30, 2017 and 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and equity financing and has raised approximately $140,000 in July 2017. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

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

Our management, including our chief executive and financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, management’s evaluation of controls and procedures can only provide reasonable assurance that all control issues and instances of fraud, if any, within Plyzer group companies have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2017.

Our CEO is the only executive acting as CEO, CFO and corporate secretary and is the sole director.  The Company does not consider hiring any other administrative staff at this stage cost effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

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

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

i.

8-K filed on April 10, 2017 relating to Articles of Amendment to Articles of Incorporation dated March 31, 2017, effective April 4, 2017.

ii.

8-K filed on July 10, 2017 relating to issuance of unsecured convertible promissory note of $39,500 to EMA Financial LLC, effective June 8, 2017

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  August 21, 2017

*  Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.