Form 10-Q
period 2017-09-30
Plyzer Technologies Inc.
filed 2017-11-20
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer”, ”smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 8, 2017, there were 45,516,476 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

	September 30, 2017	March 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$183,539	$199
Prepaid expenses and deposit	254,974	16,965
Total current assets	438,513	17,164
Furniture and equipment, net	3,496	-
Total Assets	$442,009	$17,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$98,166	$85,652
Advances from director and shareholder	165,229	74,631
Convertible debts, net of discounts	69,580	-
Derivative liability	234,308	-
Total Current Liabilities	567,283	160,283
Total Liabilities	567,283	160,283

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 40,516,476 shares issued and outstanding at September 30, 2017 and 34,616,476 at March 31, 2017, respectively	40,516	34,616
Additional paid-in capital	3,358,195	3,069,094
Accumulated other comprehensive income	71,638	69,428
Accumulated deficit	(3,595,623)	(3,316,257)
Total Stockholders’ deficit	(125,274)	(143,119)
Total Liabilities and Stockholders’ deficit	$442,009	$17,164

The accompanying notes are an integral part of the condensed Consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Gain

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-
OPERATING EXPENSES:
Development costs	18,482	-	69,483	-
General and administrative expenses	9,159	733	19,763	2,430
Professional fees	11,920	1,100	25,420	2,200
Consulting fees	9,250	(28,750)	19,500	(14,500)
Travel, meals and promotions	3,886	-	27,505	-

Total expenses	52,697	(26,917)	161,671	(9,870)
Income(Loss) from operations	(52,697)	26,917	(161,671)	9,870
Derivative loss	(28,348)	-	(40,808)	-
Interest expense	(62,626)	(444)	(76,887)	(1,003)
Net income(loss)	(143,671)	26,473	(279,366)	8,867
Other comprehensive gain (loss)	1,499	(2,742)	2,210	(2,583)
Comprehensive gain(loss)	$(142,172)	$23,731	(277,156)	$6,284
Net income(loss) per share, basic and dilutive	$(0.00)	$0.00	$(0.01)	$0.00
Number of weighted average common shares outstanding	38,383,143	34,307,116	36,499,809	34,264,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended September 30,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(279,366)	$8,867
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	699
Consulting fee settled in shares	-	7,000
Gain on write off of accounts payable	-	(36,000)
Debt discount	69,580
Derivative loss	40,808	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and deposit	(238,009)	350
Increase (decrease) in accounts payable and accrued liabilities	12,514	15,106
Net cash used by operating activities	$(393,774)	$(4,677)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	(4,195)
Net cash (used in) investing activities	$(4,195)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	90,598	-
Proceeds from share issue	295,001
Proceeds from convertible loan	193,500	-
Net cash provided by financing activities	$579,099	$-

Effects of exchange rates on cash	$2,210	$(2,583)

Net (decrease) increase in cash	183,340	(7,260)
Cash, beginning of period	199	8,488
Cash, end of period	$183,539	$1,228

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Six months ended September 30, 2017

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

Basis of Presentation

The unaudited interim financial statements as of September 30, 2017 and for the three and six months ended September 30, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

Consolidation

The unaudited consolidated interim financial statements include the accounts of the Company and,

a.

Plyzer Corporation, a wholly owned subsidiary incorporated in the State of Delaware on December 9,  2016.

b.

Plyzer Technologies (Canada) Inc., a wholly owned subsidiary incorporated in Ontario, Canada on April 11, 2017.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2017. The significant accounting policies followed are same as those detailed in the said Annual Report, except for the following new accounting policies adopted during the six months ended September 30, 2017:

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

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

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

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended September 30, 2017 excludes potentially dilutive securities of 8,179,336 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	September 30, 2017	March31, 2017
Stock purchase warrants	5,900,000	--
Convertible notes	2,279,336	--
	8,179,336	--

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

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of September 30, 2017, the Company has an accumulated deficit amount of approximately $3.6 million.

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

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

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

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory." The amendments in this update state that an entity should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory, such as intellectual property and property and equipment, when the transfer occurs. The amendments in this update will become effective for us on January 1, 2018. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We do not expect that the adoption of ASU 2016-16 will have a material effect on our consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities." The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In addition, the amendments in this update modify disclosure requirements for presentation of hedging activities. Those modifications include a tabular disclosure related to the effect on the income statement of fair value and cash flow hedges and eliminate the requirement to disclose the ineffective portion of the change in fair value of hedging instruments, if any. The ASU will become effective for us on January 1, 2019. Early application is permitted for all hedging relationships that exist at the date of adoption. We are evaluating the effect of ASU 2017-12 on our consolidated financial statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	September 30, 2017	March 31, 2017
Prepaid development costs	$250,479	$16,965
Rent deposit	2,397	--
Taxes receivable	1,918	--
Prepaid expenses	181	--
	$254,974	$16,965

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 5 - CONVERTIBLE DEBTS

		September 30, 2017	March 31, 2017
Balance, at beginning of period		$--	$28,000
Accrued interest		--	4,560
Converted to additional paid in capital		--	(31,561)
Converted to common stock		--	(999)
Convertible notes issued	i	193,500	--
Debt discount relating to notes issued		(193,500)	--
Amortization of debt discount		69,580	--
Balance, at end of period		$69,580	$--

i.

During the six months ended September 30, 2017, the Company entered into the following Securities Purchased Agreements with independent lenders in connection with the issuance of convertible notes totalling $193,500:

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
3	28,000	20-Jun-17	20-Mar-18	12%	same as above	prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
4	39,500	08-Jun-17	08-Jun-18	10%

The conversion price is is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

5	33,000	07-Sep-17	15-Jun-18	12%

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

						prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
	193,500

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

	September 30, 2017	March 31, 2017
Balance, at beginning of period	$-	$--
Derivative additions associated with convertible notes on issuance	270,237	--
(Gain) on change in fair value as at period end	(35,929)	--
Balance, at end of period	$234,308	$--

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the imbedded conversion feature is considered a derivative liability. The fair value of the derivative was estimated on the issue date and subsequently remeasured on September 30, 2017 using the Black-Scholes valuation technique, using the following assumptions

	Issue date	Sept. 30, 2017
Expected dividend	nil	nil
Risk free interest rate	1%	1%
Expected volatility	86.54% - 107.84%	105.15%-109.26%
Expected term	245 days - 365 days	214 days -254 days

NOTE 7 - COMMON STOCK

On May 2, 2017, the Company initiated a private placement of up to 10 million Units at a price of $0.05 per Unit. Each Unit consisted of one common share and one warrant. Warrant is convertible into one share at an exercise price of $0.20 per share and is valid for two years.

During the period to September 30, 2017, the Company issued 5.9 million Units for net proceeds of $295,001.

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

At September 30, 2017 and March 31, 2017, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

NOTE 8 - WARRANTS

As explained in Note 7, the Company issued 5.9 million warrants in connection with the private placement.

Fair value of 5.9 million warrants issued was estimated at $318,782 using the Black-Scholes valuation technique, using the following assumptions:

Expected dividend	nil
Risk free interest rate	1%
Expected volatility	72.695 to 78.97%
Expected term	730 days

Using the relative fair value method, the value of warrants issued was estimated to be $141,785. The value of warrants has been included in the paid in capital.

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 9 - COMMITMENT

Under the terms of the consulting agreement with Lupama, Lupama shall be entitled to receive an additional 25 million restricted common shares as follows:

On Plyzer becoming a fully functional commercial site for consumers	10 million
On Plyzer becoming a fully functional commercial site for companies	5 million
On enrolment of first 100,000 users/month	5 Million
On achievement of first $50,000 in revenue	5 Million

Exact dates on which the above milestones would be achieved was not known as at September 30, 2017.

NOTE 10 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	September 30, 2017	March 31, 2017
Balance, beginning of period	$74,631	$--
Funds advanced (net)	90,598	74,631
Balance, end of period	$165,229	$74,631

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

CONSULTING FEES

	Three months ended		Nine months ended
September 30,	2017	2016	2017	2016
Fee charged by the management	$6,250	$6,250	$12,500	$12,500
Other consulting fees	3,000	1,000	7,000	9,000
	$9,250	$7,250	$19,500	$21,500

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $27,505 charged by the CEO. (September 30, 2016: $ nil)

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Includes $175,450 (March 31, 2017: $25,000) due to the CEO.

TRANSACTIONS WITH LUPAMA PRODUCCIONES S.SL. (LUPAMA)

Lupama’s key owner, Mr. Luis Pallares is the CEO of the Company’s subsidiary, Plyzer Technologies (Canada) Inc.  During the three and six months ended September 30, 2017, Lupama charged $nil and $29,710 respectively (for the three and six months ended September 30, 2016:$nil) towards development costs.

As at September 30, 2017, $250,479 was prepaid to Lupama towards development costs to be incurred. (As at September 30, 2016: $nil)

Plyzer Technologies Inc.

Six months ended September 30, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 11 - SUBSEQUENT EVENTS

On November 3, 2017, the Company incorporated in Ontario, Canada, a wholly owned subsidiary, Plyzer Blockchain Technologies Inc.

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

On March 31, 2017, the Company changed its name from ZD Ventures Corporation to Plyzer Technologies Inc. (“PLYZER”, the “Company”).

The Company has two subsidiaries, Plyzer Corporation, incorporated in the State of Delaware on December 9, 2016 and Plyzer Technologies (Canada) Inc., incorporated in the Province of Ontario, Canada on April 11, 2017. A new wholly owned subsidiary, BlockChain Technologies Inc. was incorporated in Ontario, Canada on November 3, 2017.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2017 and the audited financial statements and notes for the year ended March 31, 2017.

Business Plan and Strategy

Lupama is creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer”. The focus is on the development of the backend and front end for “customer use”. While the company has so far produced a fairly stable and polished site, it lacks a lot of testing work. In addition to the testing, we also need to finish the composition of some back and front end details and the configuration of some events. After this soft launch, we will review and update any issues that may arise at this stage and build new features to integrate during the public launch expected to be later in the year or early next year. We are currently using development environments and testing production environments.

Plyzer is working towards developing marketing strategy, API development and:

•

Automatic deployment

o

Scalable environments (development, stage and production)

o

Test environments

o

Servers enhancement

o

Plyzer features list management

o

CSS and JSS version management

o

web pack installation and implementation in servers

•

Crawling platform

o

229 Spanish pharmacies reached

o

More than 408K prices managed (108171 assigned to products)

o

Average saving 34%

o

Refactor Crawling Process

▪

Applying mathematics tests for finding correct prices

▪

Improving Process for a better performance

▪

Price Validation processes, Process automation

•

QA processes implemented

o

Unitary Tests, Translations Tests, PHP CS Fixer

o

Pre-commit Hook, Code maintenance processes enhancement

•

Translation to English navigation and UX

•

SCRUM implementation

•

SEO

•

Better descriptions, Facebook Graph, Twitter cards

When Plyzer becomes commercially viable, the Company expects revenue streams from several sources like user fee, advertisements, data mining and licencing the technologies for different products and geographical regions.

The Company has however, not yet generated or realized any revenues from business operations.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2017. For the three and six months ended September 30, 2017, the Company recognized a net loss of $143,671 and $279,366 respectively compared to net income of $26,473 and $8,867 after reversal of a liability of $36,000 no longer payable for the three and six months ended September 30, 2016 respectively.

Overall operating expenses increased significantly during the three and six months ended September 30, 2017 compared to the three and six months ended September 30, 2016 mainly due to development activities associated with Plyzer. The development cost alone was $18,482 during the three months to September 30, 2017 compared to $nil during the same period in 2016. Other relevant costs included travel and promotions which were $3,886 and $27,505 during the three and six months to September 30, 2017, respectively, compared to $nil during the same three and six month periods in prior fiscal year. Legal and audit costs were $11,920 and $25,420 for the three and six months to September 30, 2017, respectively, compared to $1,100 and $2,200 for the same periods in the previous year, respectively.

Professional Fees

Professional fees for the three and six  months ended September 30, 2017 were $ 11,920 and $25,420 respectively. Approximately $22,000 of the fees for the six months to September 30, 2017 related to legal and due diligence fees paid to the lawyers involved in raising convertible debt financing and the balance of the fees consisted of audit and review fees charged by the independent accountants.

Professional fees for the three and six months ended September 30, 2016 were $1,100 and $2,200 respectively.

Consulting fees

Consulting fees for the three and six months ended September 30, 2017 included fees of $6,250 per quarter charged by the CEO and balance of $7,000 represented fees charged for accounting services.

Consulting fees for the three and six months to September 30, 2016 includes accrual of $6,250 and $12,500 respectively as fee for the CEO based on an annual estimate of $ 25,000, $nil and $ 7,000 respectively for fees charged by a shareholder holding over 5% equity and $ 1,000 and $ 2,000 respectively for fees by former CFO. Consulting fee of $36,000 charged by a shareholder in the previous year was reversed as no longer considered payable.

General and administrative expenses

General and administrative costs for the three and six months ended September 30, 2017 included rent and utilities of Toronto office for $3,952 and $10,791 and transfer agent fee and regulatory fees of $1,215 and $4,840 respectively. The increased fee was mainly due to Toronto office, CUSIP change following a name change and processing fees related to convertible loans charged by the transfer agent.

General and administrative costs for the three and six months ended September 30, 2016 included regulatory filing fee of $ 500 and $1,000 and transfer agent’s fee of $ nil and $795 respectively.

Travel, meals and promotion

These costs were incurred by the CEO and mainly involved travelling in Europe and North America in connection with the fund raising and monitoring the progress of the development work.

Interest Expense

Interest expense during the three and six months to September 30, 2017 related to five convertible unsecured loans issued during the period and consisted of debt discount of $56,673 and $69,580 and interest of $5,953 and $7,307 respectively for the three and six months ended September 30, 2017.  Interest rates ranged from 8% to 12% per annum.

During the three and six months ended September 30, 2016, there was only one loan of $ 8,000 outstanding and interest cost thereon was $444 and $1,003 respectively.

Development costs

Development costs related to fees paid to Lupama and other consultant in connection with the development of PLYZER site. The Company also advanced $250,479 to Lupama towards development costs. These payments have been treated as prepaid expenses pending receipt of invoices and details of completed work from Lupama.

The status of development of PLYZER is described in greater detail under business plan and strategy section of this report.

Financial Condition, Liquidity and Capital Resources

For the six months ended September 30, 2017, the Company generated a negative cash flow from operations of $393,774 (six months to September 30, 2016: negative cash flow of $4,677) , which was primarily met from the proceeds from the convertible loans and from equity issuance through private placement and advances from the director and shareholder. In absence of any potential revenue in the near future, the Company will continue to be dependent upon financing raised through equity and debts and advances form its director and shareholders.

Our present material commitments are Plyzer development and maintenance of our Toronto office which may be hiring staff to accelerate development and completion of the beta site. This will depend on our ability to attract funding through private equity placements.

As of September 30, 2017, the Company had cash of $183,539 (as at March 31, 2017:  $199). The Company's total assets increased significantly from $17,164 as at March 31, 2017 to $442,009 as at September 30, 2017, due mainly to increase in cash and prepayments related to development costs. Total liabilities also increased from $160,283 as of March 31, 2017 to $567,283 as of September 30, 2017, mainly due to further advances from the director and shareholder and new convertible loans and derivative liability relating to these notes.

Investing activities

During the six months ended September 30, 2017, the Company spent $4,195 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc. there was no such expenditure during the six-month period ended September 30, 2016.

Financing activities

The Company raised total of $579,099 through equity financing, shareholder advances and debt financing during the six months ended September 30, 2017. Details of the financing are provided in Notes 5 and 7 of the unaudited consolidated condensed financials for the period.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 3.6 million. The Company realized a net loss from operations of $279,366, for the six months ended September 30, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and equity financing and has raised approximately $488,000 during the six months to September 30, 2017. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three and six months ended September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 2, 2017, the Company initiated a private placement of up to 10 million Units at a price of $0.05 per Unit. Each Unit consisted of one common share and one warrant. Warrant is convertible into one share at an exercise price of $0.20 per share and is valid for two years.

Up to September 30, 2017, the Company issued 5.9 million Units.

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

8-K filed on July 10, 2017

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial  Officer,

President and Chairman of the Board*

Date:  November 20, 2017

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.