Form 10-Q
period 2017-12-31
Plyzer Technologies Inc.
filed 2018-02-16
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2017

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes o No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 12, 2018, there were 47,750,619 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2017	March 31, 2017

ASSETS
CURRENT ASSETS
Cash	$102,602	$199
Prepaid expenses and deposit	3,226	16,965
Total current assets	105,828	17,164
Furniture and equipment, net	4,130	-
Total Assets	$109,958	$17,164

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$125,345	$85,652
Advances from director and shareholder	172,938	74,631
Convertible debts, net of discount	64,825	-
Derivative liability	137,292	-
Total Current Liabilities	500,400	160,283
Total Liabilities	500,400	160,283

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 41,806,776 shares issued and outstanding at December 31, 2017 and 34,616,476 at March 31, 2017, respectively	41,808	34,616
Additional paid-in capital	3,572,324	3,069,094
Accumulated other comprehensive income	71,160	69,428
Accumulated deficit	(4,075,734)	(3,316,257)
Total Stockholders’ deficit	(390,442)	(143,119)
Total Liabilities and Stockholders’ deficit	$109,958	$17,164

The accompanying notes are an integral part of the condensed Consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Gain

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2017	2016	2017	2016

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Development costs	363,544	-	433,027	-
General and administrative expenses	10,511	1,252	30,274	3,682
Professional fees	4,200	1,100	29,620	3,300
Consulting fees	17,500	7,250	37,000	(7,250)
Travel, meals and promotions	9,591	-	37,096	-

Total expenses	405,346	9,602	567,017	(268)
Loss from operations	(405,346)	(9,602)	(567,017)	268

OTHER INCOME(EXPENSE)
Derivative gain(loss)	20,661	-	(20,147)	-
Interest expense	(95,426)	(444)	(172,313)	(1,447)
Net loss before income taxes	(480,111)	(10,046)	(759,477)	(1,179)

Income taxes	-	-	-	-

Net loss	(480,111)	(10,046)	(759,477)	(1,179)

Other comprehensive gain	(478)	4,035	1,732	1,452
Comprehensive (loss) gain	$(480,589)	$(6,011)	$(757,745)	$273

Net loss per share, basic and dilutive	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Number of weighted average common shares outstanding	41,052,651	35,973,783	38,017,423	34,862,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended December 31,	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(759,477)	$(1,179)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,377
Consulting fee settled in shares	-	7,000
Gain on write off of accounts payable	-	(36,000)
Interest settled in shares of stock	5,475
Amortization of debt discount	160,417
Derivative loss	20,147	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and deposit	13,739	525
Increase (decrease) in accounts payable and accrued liabilities	39,693	16,921
Net cash used by operating activities	$(518,629)	$(12,733)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	(5,507)
Net cash (used in) investing activities	$(5,507)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	98,307	3,450
Proceeds from share issuance with warrants	295,000	-
Proceeds from convertible loan	231,500	-
Net cash provided by financing activities	$624,807	$3,450

Effects of exchange rates on cash	$1,732	$1,452

Net (decrease) increase in cash	102,403	(7,831)
Cash, beginning of period	199	8,488
Cash, end of period	$102,602	$657

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$-	$-

Non-Cash Investing and Financing Activities:
Common stock issued on conversion of debt	$95,540	$20,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Nine months ended December 31, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, and through its subsidiary in Toronto, Ontario, Canada is engaged in developing a commercial web portal aimed at providing solutions for price comparison using artificial intelligence in a number of niche markets.

(B)

Basis of Presentation

The unaudited interim financial statements as of December 31, 2017 and for the three and nine months ended December 31, 2017 and 2016 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

(C)

Consolidation

The unaudited consolidated interim financial statements include the accounts of the Company and,

a.

Plyzer Corporation, a wholly owned subsidiary incorporated in the State of Delaware on December 9, 2016.

b.

Plyzer Technologies (Canada) Inc., a wholly owned subsidiary incorporated in Ontario, Canada on April 11, 2017.

c.

Plyzer Blockchain Technologies Inc., a wholly owned subsidiary incorporated in Ontario, Canada on November 3, 2017. The subsidiary has not yet commenced any operations.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2017. The significant accounting policies followed are same as those detailed in the said Annual Report, except for the following new accounting policies adopted during the nine months ended December 31, 2017:

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

Nine months ended December 31, 2017

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

The debt discount is amortized over the period of the loan and charged to interest expense. Loans are stated at amortized discount amount.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended December 31, 2017 excludes potentially dilutive securities of 7,880,426 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	December 31 2017	March31, 2017
Stock purchase warrants	5,900,000	--
Convertible notes	1,980,426	--
	7,880,426	--

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

Nine months ended December 31, 2017

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  As of December 31, 2017, the Company has an accumulated deficit amount of approximately $4 million.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)". ASU No. 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605)," and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB deferred the effective date of this pronouncement by one year to December 15, 2017 for annual reporting periods beginning after that date.  This ASU is not anticipated to have a material impact on the Company’s consolidated financial statements and notes to the financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40)-Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance to United States Generally Accepted Accounting Principles ("U.S. GAAP") about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 (1) defines the term substantial doubt, (2) requires an evaluation of every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plan, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this update are effective for annual periods beginning after December 15, 2017 and interim periods within those reporting periods. Earlier adoption is permitted. This ASU is not anticipated to have a material impact on the Company's consolidated financial statements and notes to the financial statements.

Plyzer Technologies Inc.

Nine months ended December 31, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities.  This ASU will be effective for the Company beginning in the first quarter of fiscal year 2019.  The Company is evaluating the effects of the adoption of this ASU to its consolidated financial statements.

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

Nine months ended December 31, 2017

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

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the consolidated financial statements.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	December 31, 2017	March 31, 2017
Prepaid development costs	$--	$16,965
Taxes receivable	3,058	--
Prepaid expenses	168	--
	$3,226	$16,965

Plyzer Technologies Inc.

Nine months ended December 31, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 5 - CONVERTIBLE DEBTS

		December 31 2017	March 31, 2017
Balance, at beginning of period		$--	$28,000
Accrued interest		--	$4,560
Converted to additional paid in capital		--	(31,561)
Converted to common stock		(95,540)	(999)
Convertible notes issued	i	231,500	--
Unamortized debt discount		(71,135)	--
Balance, at end of period		$64,825	$--

During the nine months ended December 31, 2017, the Company entered into the following Securities Purchased Agreements with independent lenders in connection with the issuance of convertible notes totalling $231,500:

#	Amount in $	Issue date	Maturity date	Interest rate p.a.	Loan balance as at Dec. 31, 2017	Conversion terms	Prepayment terms
1	40,000	30-May-17	30-May-18	8%	25,460

The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date. $14,540 of the original loan plus interest of $615 was converted into 251,984 shares in December 2017.

							The Company may pay this note any time
2	53,000	24-May-17	28-Feb-18	12%	-	The loan was fully converted with interest of $3,180 into 617,323 shares.	N/A
3	28,000	20-Jun-17	20-Mar-18	12%	-	The loan was fully converted with interest of $1,680 into 420,993 shares.	N/A
4	39,500	08-Jun-17	08-Jun-18	10%	39,500

The conversion price is a variable conversion price which will be the lower of (i) the closing price of the common stock on the trading day immediately preceding the closing date or (ii) 60% of the lowest sale price for the common stock during the 25 trading days immediately proceeding the conversion date.

							Prepayment at premium ranging from 135% to 145% of the loan note if prepaid within 90 days and after 90 days, respectively.
5	33,000	07-Sep-17	15-Jun-18	12%	33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
5	38,000	10-Nov-17	20-Aug-18	12%	38,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2  trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
	231,500				135,960

Plyzer Technologies Inc.

Nine months ended December 31, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

	December 31, 2017	March 31, 2017
Balance, at beginning of period	$--	$--
Derivative additions associated with convertible notes on issuance	342,049	--
Change in fair value as at period end	(90,402)	--
Value transferred to paid in capital on conversion of convertible notes	(114,355)
Balance, at end of period	$137,292	$--

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the imbedded conversion feature is considered a derivative liability. The fair value of the derivative was estimated on the issue date and subsequently remeasured on December 31, 2017 using the Black-Scholes valuation technique, using the following assumptions.

Issue date:	December 31, 2017	March 31, 2017
Expected dividend	nil	nil
Risk free interest rate	1%	1%
Expected volatility	86.54% - 107.84%	107.11%-170.94%
Expected term	245 days - 365 days	30 days -232 days

NOTE 7 - COMMON STOCK

On May 2, 2017, the Company initiated a private placement of up to 10 million Units at a price of $0.05 per Unit. Each Unit consisted of one common share and one warrant. Warrant is convertible into one share at an exercise price of $0.20 per share and is valid for two years.

During the period to December 31, 2017, the Company issued 5.9 million Units for net proceeds of $295,000.

The Company issued on December 21, 2016, 5 million restricted common shares to Lupama as a joining bonus as per the terms of the consulting agreement signed with Lupama. These shares were valued at $350,000, based on the quoted market price of $0.07 per common share on the date of issuance. As per the terms of the consulting agreement, these shares will vest only after 12 months and are subject to the consultant not resigning or the consulting agreement not terminating prior to the vesting date. The Company and Lupama agreed that the conditions necessary to vest these shares were not met as at December 31, 2017. As a result, the value of the shares will be accounted only on their vesting unconditionally.

At December 31, 2017 and March 31, 2017, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

Plyzer Technologies Inc.

Nine months ended December 31, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 8 - WARRANTS

As explained in Note 8, the Company issued 5.9 million warrants in connection with the private placement.

The fair value of 5.9 million warrants issued was estimated at $318,782 using the Black-Scholes valuation technique, using the following assumptions:

Expected dividend	nil
Risk free interest rate	1%
Expected volatility	72.695 to 78.97%
Expected term	730 days

The value of warrants has been included in the paid in capital.

NOTE 9 - COMMITMENT

Under the terms of the consulting agreement with Lupama, Lupama shall be entitled to receive an additional 25 million restricted common shares as follows:

On Plyzer becoming a fully functional commercial site for consumers	10 million
On Plyzer becoming a fully functional commercial site for companies	5 million
On enrolment of first 100,000 users/month	5 Million
On achievement of first $50,000 in revenue	5 Million

Exact dates on which the above milestones would be achieved was not known as at December 31, 2017.

NOTE 10 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	December 31 2017	March 31, 2017
Balance, beginning of period	$74,631	$--
Funds advanced (net)	98,307	74,631
Balance, end of period	$172,938	$74,631

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.  These advances bear no interest and have no repayment terms.

CONSULTING FEES

	Three months ended		Nine months ended
December 31,	2017	2016	2017	2016
Fee charged by management	$14,500	$6,250	$27,000	$18,750
Other consulting fees	3,000	1,000	10,000	10,000
	$17,500	$7,250	$37,000	$21,500

Plyzer Technologies Inc.

Nine months ended December 31, 2017

Notes to Unaudited Condensed Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $37,096 charged by the CEO. (December 31, 2016: $ nil)

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Includes $46,807 (March 31, 2017: $25,000) due to the CEO.

TRANSACTIONS WITH LUPAMA PRODUCCIONES S.SL. (LUPAMA)

Lupama’s key owner, Mr. Luis Pallares is the CEO of the Company’s subsidiary, Plyzer Technologies (Canada) inc.  During the three and nine months ended December 31, 2017, Lupama charged $345,520 and $375,230 respectively (for the three and nine months ended December 31, 2016: $nil)  towards development costs.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and noted 943,843 shares of common stock were issued in respect to conversion notices received on various convertible notes.

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

On March 31, 2017, the Company changed its name from ZD Ventures Corporation to Plyzer Technologies Inc. (“PLYZER”, the “Company”).

The Company has three subsidiaries, Plyzer Corporation, incorporated in the State of Delaware on December 9, 2016, Plyzer Technologies (Canada) Inc., incorporated in the Province of Ontario, Canada on April 11, 2017 and Plyzer BlockChain Technologies Inc., incorporated in Ontario, Canada on November 3, 2017.

Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 860-0211. Our fiscal year end is March 31. Our Canadian subsidiaries signed an assignment of lease on January 1, 2018 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which will expire on December 30, 2018.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2017 and the audited financial statements and notes for the year ended March 31, 2017.

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

On December 31, 2017, Lupama completed the following tasks towards PLYZER development:

•

Lists bugs fixed

•

Track outbound links

•

Shipping cost added to price list of a product

•

Price Geolocalization

o

Pharmacy address parametrized

o

Pharmacies geolocalization with lat and long values

o

Map with geolocalized prices in product profile

o

Geolocation of users to offer the closest prices

•

Improved search by expanding the scope of a product's fields in the search

•

Proven and self-repairing tree consistency of categories

•

Notable visual improvements in the mobile version

•

Added UX enhancements to brand listings

•

Extended product descriptions

•

Created product dashboard: accessible from the administrator

o

Added best price, lowest price and average price in the product dashboard

o

Added price evolution graphs

o

Added heat map of product location in Spain by provinces

o

Number of pharmacies that offer the product

o

List of pharmacies that do not offer the product

•

Quality control of product profiles

•

Improvement and homogenization of the UX of the product listings

•

CDN (Content Delivery Network) creation

o

Improved SEO

o

Improved web load

o

Greater connection capacity

o

Response time reduction of delivery of information to the user

o

Costs reduction associated with the delivery of content

o

Reduction of packet loss and delay thanks to working with nodes close to the user

o

Network load reduction

o

100% availability of information, even when one of the servers goes down

•

Technical testing created for recruitment

•

Price service test

•

Improved texts and translations

•

New production environment activated

o

Self-scalable environment

o

Load balancer

o

Two frontend

o

Improved security in the use of resources

•

RDS

•

Elastic search servers

•

Internal use statistics dashboard

o

Business dashboard

o

Number of active prices, expired, potentially active, prices not assigned

•

Decoupling of the web protocol to the prices of sources

•

Maintenance and recalculation processes for updated prices

When Plyzer becomes commercially viable, the Company expects revenue streams from several sources like user fees, advertisements, data mining and licencing the technologies for different products and geographical regions.

The Company has however, not yet generated or realized any revenues from business operations.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2017. For the three and nine months ended December 31, 2017, the Company recognized a net loss of $480,111 and $759,477 respectively compared to the net loss of $10,046 and $1,179 respectively for the three and  nine  months ended December 31, 2016 respectively.

Overall operating expenses increased significantly during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 mainly due to development activities associated with Plyzer. The development cost alone was $363,544 during the three months to December 31, 2017compared to $nil during the same period in 2016. Other relevant costs included travel and promotions which were $9,591 during the three months to December 31, 2017 compared to $nil during the same period in prior fiscal year. Overall, all expenses increased as the Company was fully engaged in the developmental activities and had operating subsidiaries during the three months ended December 31, 2017, while it just began its current business activities during the same period in the previous fiscal year.

Professional Fees

Professional fees for the three and nine months ended December 31, 2017 were $ 4,200 and $29,620 respectively. Approximately $25,000 of the fees for the nine months to December 31, 2017 related to legal and due diligence fees paid to the lawyers involved in raising convertible debt financing and the balance of the fees consisted of audit and review fees charged by the independent accountants.

Professional fees for the three and nine months ended December 31, 2016 were $1,100 and $3,300 respectively, and consisted of audit and review fees only.

Consulting fees

Consulting fees for the three and nine months ended December 31, 2017 included fees of $14,500 charged by the CEO and the balance of $3,000 represented fees charged for accounting services. During the three months ended December 31, 2017, the CEO’s annual fee was revised for the fiscal year 2018 from $25,000 to $36,000. As a result, apart from the fee of $9,000 based on the new fee for the quarter, additional fee of $5,500 for the first six months to September 30, 2017 was also charged during the nine months ended December 31, 2017.

Consulting fees for the three and nine months to December 31, 2016 included accrual of $6,250 and $18,750 respectively as fees for the CEO based on an annual estimate of $25,000, $nil and $7,000 respectively for fees charged by a shareholder holding over 5% equity, and $1,000 and $3,000 fees charged by the former CFO for accounting services.

General and administrative expenses

General and administrative costs for the three and nine months ended December 31, 2017 included rent and utilities of Toronto office for $5,620 and $16,411 and transfer agent fee and regulatory fees of $1,925 and $6,765 respectively. The increased fee was mainly due to Toronto office, CUSIP change following a name change and processing fees related to convertible loans charged by the transfer agent.

General and administrative costs for the three and nine months ended December 31, 2016 included regulatory filing fee of $600 and $1,600 and transfer agent’s fee of $85 and $880 respectively.

Travel, meals and promotion

These costs were incurred by the CEO and mainly involved travelling in Europe and North America in connection with the fund raising and monitoring the progress of the development work.

Interest Expense

Interest expense during the three and nine months to December 31, 2017 related to six convertible unsecured loans issued during the period, including two loans which were fully converted and one loan which was partially converted during the period, and consisted of debt discount of $90,837 and $160,417 and interest of $4,589 and $11,896 respectively for the three and nine months ended December 31, 2017.  Interest rates ranged from 8% to 12% per annum.

During the three and nine months ended December 31, 2016, there was only one loan of $ 8,000 outstanding and interest cost thereon was $444 and $1,447 respectively.

Development costs

Development costs related to fees paid to Lupama and other consultant in connection with the development of PLYZER site. Significant work was completed during the three months ended December 31, 2017 and a bill was rendered by  Lupama to cover their development for $375,230.

The details of the development work completed during the nine months ended December 31, 2017 of PLYZER is described in greater detail under business plan and strategy section of this report.

Financial Condition, Liquidity and Capital Resources

For the nine months ended December 31, 2017, the Company generated a negative cash flow from operations of $518,629 (nine months to December 31, 2016: negative cash flow of $12,733) , which was primarily due to development costs and was met from the proceeds from the convertible loans and from equity issuance through private placement and advances from the director and shareholder. In absence of any potential revenue in the near future, the Company will continue to be dependent upon financing raised through equity and debts and advances form its director and shareholders.

Our present material commitments are Plyzer development and maintenance of our Toronto office which may be hiring staff to accelerate development and completion of the beta site. This will depend on our ability to attract funding through private equity placements.

As of December 31, 2017, the Company had cash of $102,602 (as at March 31, 2017:  $199). The Company's total assets increased significantly from $17,164 as at March 31, 2017 to $109,958 as at December 31, 2017, due mainly to increase in cash resulting from equity and debt financing. Total liabilities also increased from $160,283 as of March 31, 2017 to $500,400 as of December 31, 2017, mainly due to further advances from the director and shareholder and new convertible loans and derivative liability relating to these notes.

Investing activities

During the nine months ended December 31, 2017, the Company spent $5,507 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc. there was no such expenditure during the nine-month period ended December 31, 2016.

Financing activities

The Company raised total of $624,807 through equity financing, shareholder advances and debt financing during the nine months ended December 31, 2017. Details of the financing are provided in Notes 5 and 7 of the unaudited consolidated condensed financials for the period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had an accumulated deficit of approximately $ 4.1 million as at December 31, 2017. The Company realized a net loss from operations of $759,477 for the nine months ended December 31, 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and equity financing and has raised approximately $625,000 during the nine months to December 31, 2017. However, there is no guarantee that efforts to raise further financing  will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three and nine months ended December 31, 2017.

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

Up to December 31, 2017, the Company issued 5.9 million Units.

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

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

Date:  February 15, 2018

*   Terence Robinson  has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.