Form 10-K
period 2018-03-31
Plyzer Technologies Inc.
filed 2018-07-12
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - September 30, 2017: $4,164,995

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 43,284,169 as of July 12, 2018.

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

On November 21, 2016, The Company signed a consulting agreement with an independent Spanish Corporation, Lupama Producciones, S.L. (“Lupama”). Lupama’s key owner, Luis Pallares became the CEO of Plyzer Technologies (Canada) Inc. Lupama is creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer”. Further details on Plyzer can be found in item 7 under “Business Plan and Strategy” section of this report.

Employees

As of March 31, 2018, the Company employed no full- time and no- part time employees.  Hiring employees over the next twelve months will depend on the continued implementation of the current business strategy and if the required funds are raised. It is likely that for now, the Company will resort to hiring consultants as and when needed rather than employ people on a full-time basis to keep its operational costs at a minimum. All the development is outsourced to Lupama and other independent consultants.

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

In May 2017, The Company’s wholly owned subsidiary, Plyzer Technologies (Canada) Inc. sub-leased office space at 67 Portland St., Toronto, ON M5V 2M9. The assigned lease expired on December 30, 2017 and a new lease is directly signed with the landlord for another year to December 31, 2018. The office is primarily used for corporate and development work. No work has yet begun at this premise.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock is quoted on the OTC Markets Inc. under the symbol "PLYZ". Until May 1, 2017, we were trading under the symbol ”ZDVN”. Effective May 1, 2017 and following a name change, we began trading under the current symbol.

Information provided below represents the two years ended March 31, 2018:

	High($)	Low($)
4th quarter ended March 31, 2018	0.44	0.12
3rd quarter ended December 31, 2017	0.24	0.09
2nd quarter ended September 30, 2017	0.20	0.13
1st quarter ended June 30, 2017	0.20	0.09
4th quarter ended March 31, 2017	0.12	0.06
3rd quarter ended December 31, 2016	0.08	0.02
2nd quarter ended September 30, 2016	0.05	0.05
1st quarter ended June 30, 2016	0.07	0.05

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

(b) Holders.  As of March 31, 2018, there were approximately thirty (30) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

Business Plan and Strategy

Lupama is creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer”. The focus is on the development of the backend and front end for “customer use”. While the Company has so far produced a fairly stable beta site, it needs more testing work. In addition to the testing, we also need to finish the composition of some back and front-end details and the configuration of some events. After this soft launch, we will review and update any issues that may arise at this stage and build new features to integrate during the public launch expected to be early next year. We are currently using development environments and testing production environments.

The details of the development work done on PLYZER to date are:

Content development included:

•

Database Design

•

Search engine design for users

•

Development and implementation of the search engine with ElasticSearch

•

Improved user interface for product list management

•

Automation of the crawling process and product matching

•

UX Design

•

Improving usability for mobile devices

•

CMS development of products, pharmacies, users, brands and categories

•

Introduction of crawling control in the CMS

•

Control of errors in the introduction of price sources.

•

Control in the processing of external data

•

Selection, standardization and reading of pharmacy data

•

Creating the deployment mechanism continued using version control tools

•

Installation of development, production servers (BBDD, Web server, Elastic Search, file CDN) in scalable cloud environments

•

Business development at international level:

o

Pharmacy and cosmetic products in Australia.

o

Pharmaceutical and cosmetic products in Switzerland.

o

Luxury products in Switzerland.

o

Insurance in Switzerland.

o

Cosmetic products in Dubai.

o

Branded products in Dubai.

o

Cosmetic products in Russia.

o

Cannabis products in Canada and the United States.

•

Improved frontend UX

o

Home redesign

▪

Best Saving Brands

▪

Best Saving products

o

Product Profile redesign

o

Categories and Brands lists redesign

o

Invitations:

▪

CRUD Invitation Operations

▪

Import list of emails

▪

Create automatic invitations

▪

new users related to invitations

o

Wishlist features

▪

Share list in social media

▪

Share with friends

▪

Public/Private Lists

▪

Add public lists to my lists

▪

Featured lists from professionals

▪

Added AJAX features to improve UX

▪

Calculation of the best purchase for a list

o

 Search Improvements

▪

Prefixes and suggested values.

▪

Fuzzy searches

o

Comments

▪

New functionality to allow comments on products

▪

History control of users

o

Likes

▪

New functionality to allow create a list of favourite products

o

Translated platform to localize it to the needs of any market (language, currency, number and date formats etc.)

o

Australian market

▪

Selection, standardization and reading of 12 best pharmacy data

▪

More than 9000 products

▪

Product matching process enhanced (Name and image recognition)

▪

15% average saving and improving

o

Actions management (comment, likes, share)

o

Full functionality for mobiles

▪

Bootstrap 100%

o

Adding control process for outliers (quarantine status for big savings prices, sometimes introducing errors)

o

Market research:

▪

Pharmacy and cosmetic products in Australia.

▪

Cosmetic products in Russia.

•

Automatic deployment

o

Scalable environments (development, stage and production)

o

Test environments

o

Servers enhancement

•

Plyzer features list management

•

CSS and JSS version management

o

webpack installation and implementation in servers

•

Crawling platform

o

229 Spanish pharmacies reached

o

More than 408K prices managed (108,171 assigned to products)

o

Average saving 34%

o

Refactor Crawling Process

▪

Applying mathematics tests for finding correct prices

▪

Improving Process for a better performance

▪

Price Validation processes, Process automation

•

QA processes implemented

o

Unitary Tests, Translations Tests, PHP CS Fixer

o

Pre commit Hook , Code maintenance processes enhancement

•

Translation to English navigation and UX

•

SCRUM implementation

•

SEO

o

Better descriptions, Facebook Graph, Twiiter cards

•

Lists bugs fixed

•

Track outbound links

•

Shipping cost added to price list of a product

•

Price Glocalization

o

Pharmacy address parametrized

o

Pharmacies glocalization with late and long values

o

Map with globalized prices in product profile

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

Improved security in the use of resources

▪

RDS

▪

Elastic search servers

•

Internal use statistics dashboard

o

Business dashboard

o

Number of active prices, expired, potentially activable, prices not assigned  etc.

•

Decoupling of the web protocol to the prices of sources

•

Maintenance and recalculation processes for updated prices

•

Selective Deployment in development environment

•

Outliers service created

o

It allows detecting prices not applicable to a product: error detection and / or product packages

•

SEO improvements: products, category and brand

•

Performance improvement of product listings x10

•

Unified product queries in product repository

•

Improvement in the visualization of votes

•

Bugs of lists of products by brand and category solved

•

Improvements in user registration

•

Translated all static files to file server

•

Created new Elastic Search servers for new environments

•

Resolution of small errors in the search box

•

Crawling of major pharmacy sites in Canada and Australia

•

Self-allocation of prices to new products created

•

Improved access to product data from CMS

•

Dashboard development

•

Geolocated Prices

•

Improved search suggestions for elastic search

•

Test for the price update logic and automatic price activation and deactivation

•

New branding changes applied to the home page

•

Added User analytics data to Dashboard

•

Cache optimization CDN & Server

•

Build Scripts centralized for Jenkins

•

Improved Top Lists page visualization

•

Manual Not Valid prices feature

•

Currency Formatter

•

Shipping cost Toggle

•

Crawling Process Refactor

•

Bulk and process decoupled

•

Improved SEO ( friendly URLs)

•

Localized URLs for Canada and Australia

•

Crawling Report Refactor

•

Crawling Bulk Refactor

•

Split files simplified

•

Duped Prices detector developed

•

Import products with sub name

•

Import Brands and categories

•

Top Lists restyling

•

Python Server Installation

•

Refactor Brand and Category Controllers

•

Machine Learning product matching predictions

•

Manual Price Assign Methods

•

Crawling LIVE update

•

Development, and Crawling Data Trainings

•

Fast Matching Tool

•

Breadcrumb refactors

•

Import.io's JSON preview

•

Improved reports with quality counters

•

Crawling bulk strong updater

•

Percent formatter

•

Added Hierarchy to Brands

•

Improved SEO (structured data, sitemaps)

•

Image Recognition Team

•

Machine Learning model improvement distributed

•

New Look & Feel applied to the full site Spain

•

268 Pharmacies reached in Spain

•

22 Stores reached in Canada

Social Media

•

Definition of brand identity

•

Realization of Social Media Plan and Online Marketing Strategy Plan. (RRSS, SEO, Ads)

•

Competition analysis: Benchmarking of competitors; (indexed pages, traffic, Social Media, web traffic, Alexa ranking, Ads etc.)

•

 Activity organization Social Networks:

•

Complete and link profiles

•

Define language, purpose, use, target, content and frequencies for each one.

•

Reactivation with the new image and design

•

Content planning, create campaigns, create copies, images, ads, etc.

•

Definition of promotions

•

Follow-up of changes and novelties in SM and strategy adaptation (eg, algorithm changes)

•

Analysis of results and impact on traffic

•

 Preparing content for blog: interviews, writing, multichannel search

FOR THE YEAR ENDED MARCH 31, 2018 AND 2017

Results of operations

Revenues

There were no revenue for the twelve months ended March 31, 2018, and 2017 respectively.

Development costs

Development costs related to fees paid to Lupama and other consultants in connection with the development of the  PLYZER portal. Significant work was completed on the portal. Details of various tasks completed are provided under “Business plan and strategy” section above.

During the fiscal year 2017, the Company launched a new project - creating an artificial intelligence driven engine for price comparison, known as “Plyzer”.

Professional Fees

Professional fees for the fiscal year 2018 comprise audit and review fees of $7,400 charged by the independent accountant and legal fees of $105,420. Legal fees related mainly to processing and due diligence costs incurred in connection with debt financing of approximately $770,000 raised through convertible notes.

Professional fees for fiscal 2017 primarily comprised auditor’s fees of $6,300 for quarterly reviews and annual audit. There were no legal fees during the year.

Consulting Fees

Consulting fees for the fiscal year 2018 included fees of $36,000 charged by the CEO and $24,000 charged by the former CFO for providing accounting services. The balance of the fees of $5,510 were paid to other independent consultants.

Consulting fees for the fiscal year 2017 included fees of $25,000 charged by the CEO, $7,000 fees charged by a shareholder holding approximately 4.8% of the issued and outstanding shares of the Company for consulting services, which was settled by issuance of restricted shares of the Company and $5,000 fees paid to the former CFO for providing accounting services. Fees of $36,000 charged previously by another shareholder was cancelled, thus reducing the overall fees to $1,000. Amounts charged by Lupama for development work has been reflected as development costs.

General and administrative Expenses

General and administrative costs for the fiscal year 2018 included rent and utilities of the Toronto office of approximately $25,000 and transfer agent fee and regulatory fees of $7,745 and $3,765 respectively. The increased fees were mainly due to the Toronto office, CUSIP change following a name change and processing fees related to convertible loans charged by the transfer agent.

General and administrative costs for the fiscal year 2017 included regulatory filing fees of $2,300 and $1,300 and other corporate costs comprising mainly Nevada State licence fees of $3,400.

Travel, meals and promotion

Travel, meals and promotion costs for the fiscal year 2018 were incurred mainly by the CEO in travels between Europe and North America in connection with fund raising and promotional activities.

There were no travel, meals or promotion costs during the fiscal year 2017.

Interest Expense

Interest costs related to 18 convertible loans raised during the fiscal year 2018 and included debt discount of $334,915 on conversion of some loans, interest of $12,229 settled by issuance of shares and Interest of $13,413 accrued and payable as at March 31, 2018.

Total interest for the year ended March 31, 2017 was $1,447. However, due to reversal of excess interest accrual of $1,178 relating to the prior year, net interest charge for the fiscal year 2017 was $268.

Financial Condition, Liquidity and Capital Resources

For the fiscal year 2018, the Company generated a negative cash flow from operations of $913,924 (2017: negative cash flow of $84,079), which was met primarily from proceeds of shares issues and convertible loans.

In absence of any potential revenue in the near future, the Company will continue to be dependent upon debt and equity financing and borrowings from director and shareholder.

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

Investing activities

During the fiscal year 2018, the Company spent $7,843 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc. there was no such expenditure during the fiscal year 2017.

Financing activities

The Company raised total of $1.2 million through equity financing, shareholder advances and debt financing during the fiscal year 2018. Details of the financing are provided in Notes 5 and 7 of the audited consolidated financials for the year ended March 31, 2018.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $5.1 million as at March 31, 2018 ($3.3 million as at March 31, 2017). The Company realized a net loss of approximately $1.8 million and $70,000, respectively, for the years ended March 31, 2018and 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional funds through equity and convertible loans and raised approximately $1 million since April 1, 2017 and is currently negotiating with others to raise further funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. Particularly, if the Company is unable to negotiate a viable business, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Exact dates on which the above milestones would be achieved, and potential cost of this commitment was not known as at March 31, 2018. However, we are currently negotiating new terms with Lupama which will result in replacement of all the proposed shares with warrants, terms of which are not yet finalised. See Note 12 to the consolidated financials statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to the Consolidated Financial Statements below, beginning on page F-1.

Plyzer Technologies Inc.

Consolidated Financial Statements for the Years Ended March 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Plyzer Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plyzer Technologies Inc. (the “Company”) as of March 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended March 31, 2018 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has not established an ongoing source of revenues sufficient to cover its operating expenses.  This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2015

Farmington, Utah

July 12, 2018

Plyzer Technologies Inc.

Consolidated Balance Sheets

As at March 31,	2018	2017

ASSETS
CURRENT ASSETS
Cash	$261,575	$199
Prepaid expenses and deposit	16,287	16,965
Total Current Assets	277,862	17,164
Furniture and equipment, net	5,229	-
Total Assets	$283,091	$17,164

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$148,606	$85,652
Advances from director and stockholder	195,099	74,631
Convertible debts, net of debt discount	121,827	-
Derivative liabilities	933,198	-
Total Current Liabilities	1,398,730	160,283
Total Liabilities	1,398,730	160,283

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 200,000,000 shares; 43,183,271 and 34,616,476 shares issued and outstanding at March 31, 2018 and 2017, respectively	43,183	34,616
Additional paid-in capital	3,901,238	3,069,094
Accumulated other comprehensive income	65,353	69,428
Accumulated deficit	(5,125,413)	(3,316,257)
Total Stockholders’ Deficit	(1,115,639)	(143,119)
Total Liabilities and Stockholders’ Deficit	$283,091	$17,164

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Statements of Consolidated Operations and Comprehensive Loss

Year ended March 31,	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES:
Development costs	697,059	53,896
General and administrative expenses	47,652	8,393
Professional fees	112,820	6,300
Consulting fees	65,510	1,000
Travel, meals and promotions	43,716	-
Total expenses	966,757	69,589

Loss from operations	(966,757)	(69,589)

Derivative loss	(481,842)	-
Interest and amortization of debt	(360,557)	(268)

Net loss	(1,809,156)	(69,857)

Other comprehensive (loss) gain	(4,075)	1,159
Comprehensive (loss)	$(1,813,231)	$(68,698)

Net loss per share, basic and dilutive	$(0.05)	$(0.00)
Number of weighted average common shares outstanding	39,227,665	34,358,676

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Statement of Consolidated Stockholders’ Equity (Deficit)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)

BEGINNING BALANCE, April 1, 2016	33,517,461	$33,517	$3,030,633	$(3,246,400)	$68,269	$(113,981)
Share issued in settlement of fee	100,000	100	6,900	-	-	7,000
Settlement of convertible debt	999,015	999	31,561	-	-	32,560
Other comprehensive gain	-	-	-		1,159	1,159
Net loss	-	-	-	(69,857)	-	(69,857)
ENDING BALANCE, March 31, 2017	34,616,476	$34,616	$3,069,094	$(3,316,257)	$69,428	$(143,119)

BEGINNING BALANCE, April 1, 2017	34,616,476	34,616	3,069,094	(3,316,257)	69,428	(143,119)
Shares issued under private placement	5,900,000	5,900	289,100	-	-	295,000
Settlement of convertible loans and accrued interest	2,666,795	2,667	226,469	-	-	229,136
Derivative liabilities reclassified as additional paid-in capital due to conversion	-	-	316,575	-	-	316,575
Translation differences	-	-	-	-	(4,075)	(4,075)
Net loss	-	-	-	(1,809,156)	-	(1,809,156)
ENDING BALANCE, March 31, 2018	43,183,271	$43,183	$3,901,238	$(5,125,413)	$65,353	$(1,115,639)

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Statements of Consolidated Cash Flows

Year ended March 31,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,809,156)	$(69,857)
Adjustments to reconcile net loss to net cash used by operating activities:
Consulting fee settled in shares	-	7,000
Interest settled in shares	12,229	268
Depreciation	2,614	-
Derivative loss	481,842	-
Amortization of debt discount on convertible notes	334,915	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	678	(16,382)
Increase (decrease) in accounts payable and accrued liabilities	62,954	(5,108)
Net cash generated (used) by operating activities	$(913,924)	$(84,079)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	(7,843)	-
Net cash (used in) investing activities	$(7,843)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	120,468	74,631
Proceeds from sale of common stock	295,000	-
Proceeds from convertible loans	771,750	-
Net cash provided by financing activities	$1,187,218	$74,631

Effects of exchange rates on cash	$(4,075)	1,159

Net (decrease) increase in cash	261,376	(8,289)
Cash, beginning of period	199	8,488
Cash, end of period	$261,575	$199

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$-	$-

Non-Cash Investing and Financing Activities:
Convertible note and accrued interest converted into common shares	$(229,136)	$(32,560)
Derivative liability reclassified as additional paid-in capital	$(316,575)	$-

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, and through its subsidiaries, is engaged in developing commercial web portal aimed at providing solutions for price comparison using artificial intelligence in a number of niche markets.

On March 31, 2017, The Company changed its name from ZD Ventures Corporation to Plyzer Technologies Inc. The Company began trading under a new symbol “PLYZ” effective May 1, 2017.

(B)

Basis of Presentation

The audited consolidated financial statements for the year ended March 31, 2018 include the accounts of Plyzer Technologies Inc. and following wholly owned subsidiaries and are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars:

a.

Plyzer Corporation, incorporated in the State of Delaware on December 9, 2016.

b.

Plyzer Technologies (Canada) Inc., incorporated in Ontario, Canada on April 11, 2017.

c.

Plyzer Blockchain Technologies Inc., incorporated in Ontario, Canada on November 3, 2017. The subsidiary has not yet commenced any operations.

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

(D)

Significant accounting policies

Technology and Content

Technology and content costs include payroll and related expenses for employees involved in the research and development of new and existing products and services, development, design, and maintenance of our websites, curation and display of products and services made available on our websites, and infrastructure costs. Infrastructure costs include servers, networking equipment, and data center related depreciation, rent, utilities, and other expenses necessary to support AWS, as well as these and other efforts. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers.

Technology and content costs are expensed as incurred, except for certain costs relating to the development of internal-use software and website development costs, including software used to upgrade and enhance our websites and applications supporting our business, which are capitalized and amortized over two years.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

(D)

Significant accounting policies - Continued

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar.  Assets and liabilities recorded in currencies other than US dollars are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and revenues, expenses, gains and losses shall be translated at the exchange rate on the dates on which these elements are recognized, or if found to be impractical, the average exchange rate for the period may be used to translate these elements.  Adjustments that arise from translation into the reporting currency are recorded as an exchange gain or loss to be included as other comprehensive gain or loss. For the fiscal year 2018, the average exchange rate for the year and exchange rate as at March 31, 2018 was CDN$1 = US$0.78.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the year ended March 31, 2018 excludes potentially dilutive securities of 8,045,573 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	March 31, 2018	March31, 2017

Stock purchase warrants	5,900,000	--
Convertible notes	2,145,573	--
	8,045,573	--

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. As of March 31, 2018, and 2017 the Company had no cash equivalents.

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

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

(D)

Significant accounting policies - Continued

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

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

(D)

Significant accounting policies - Continued

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

Fair Value of Financial Instruments

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2018 and March 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3

As of March 31, 2018:
Liabilities
Derivative liabilities	$--	$--	$933,198

As of March 31, 2017:
Liabilities
Derivative liabilities	$--	$--	$--

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

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of March 31, 2018, the Company has an accumulated deficit amount of approximately $5.1 million.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 4 -PREPAID EXPENSES AND DEPOSIT

Year ended March 31,		2018	2017

Prepaid development cost	i	$9,000	$16,965
Rent deposit	ii	3,086	--
Taxes receivable	iii	4,046	--
Prepaid cost		155	--

		$16,287	$16,965

i

Prepaid development costs represent amount paid towards development costs to be incurred subsequent to April 1, 2018.

ii.

Rent deposit is for leasing of the Toronto office.

iii.

Taxes receivable is harmonized sales tax paid in Canada for which a tax credit is receivable in cash.

NOTE 5 - CONVERTIBLE DEBTS

March 31,	2018	2017

Balance, at beginning of year	$--	$28,000
Accrued interest	12,229	4,560
Converted to additional paid in capital	(226,469)	(31,561)
Converted to common stock	(2,667)	(999)
Convertible notes issued	771,750	--
Unamortized debt discount	(433,016)	--
Balance, at end of year	$121,827	$--

#	Amount in $	Issue date	Maturity date	Interest rate p.a.	Principal balance as at Mar. 31, 2018	Conversion terms	Prepayment terms
1	$40,000	30-May-17	30-May-18	8%	$--	The loan amount together with interest of $1,967 was fully converted into 567,869 shares.	N/A
2	$53,000	24-May-17	28-Feb-18	12%	$--	The loan was fully converted with interest of $3,180 into 617,323 shares.	N/A
3	$28,000	20-Jun-17	20-Mar-18	12%	$--	The loan was fully converted with interest of $1,680 into 420,993 shares.	N/A
4	$39,500	08-Jun-17	08-Jun-18	10%	$--	The loan was fully converted with interest of $3,251.31 into 699,338 shares.	N/A

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS: continued

#	Amount in $	Issue date	Maturity date	Interest rate p.a.	Principal balance as at Mar. 31, 2018	Conversion terms	Prepayment terms
5	$33,000	07-Sep-17	15-Jun-18	12%	$--	The loan was fully converted with interest of $1,980 into 208,462 shares.	N/A
6	$38,000	10-Nov-17	20-Aug-18	12%	$38,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 day and 180 days respectively. No prepayment after 180 days of issue.
7	$33,000	02-Jan-18	15-Oct-18	12%	$33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
8	$52,000	09-Jan-18	09-Jan-19	8%	$52,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 115% to 135% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
9	$33,000	22-Jan-18	30-Oct-18	12%	$33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS: continued

#	Amount in $	Issue date	Maturity date	Interest rate p.a.	Principal balance as at Mar. 31, 2018	Conversion terms	Prepayment terms
10	$56,000	24-Jan-18	24-Jan-19	10%	$56,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty five trading days prior to the conversion date.	prepayment at premium ranging from 135% to 145% of the loan note if prepaid within 90 days and after 90 days but before 180 days respectively. Prepayment not allowed after six months
11	$40,000	25-Jan-18	25-Jan-19	8%	$40,000

The conversion price is a variable conversion price which will be 63% of the market price. Market price is the average of the lowest 2 trading prices during 12 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 126% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively.
12	$40,000	23-Jan-18	30-May-18	8%	$20,000

The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date. $20,000 of the original loan plus interest of $171 was converted into 152,810 shares in March 2018.

							The Company may pay this note any time
13	$35,000	26-Jan-18	26-Jan-19	5%	$35,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 135% to 150% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS: continued

#	Amount in $	Issue date	Maturity date	Interest rate p.a.	Principal balance as at Mar. 31, 2018	Conversion terms	Prepayment terms
14	$55,000	09-Feb-18	08-Feb-19	12%	$55,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 135% to 150% of the loan note if prepaid within 30 days and after 180 days respectively.
15	$112,750	08-Feb-18	08-Nov-18	8%	$112,750

The conversion price is the lower of the lowest trading price during prior 22 days trading period and  is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during 22 trading days prior to the conversion date.

							prepayment at premium ranging from 135% to 145% of the loan note if prepaid within 90 days and between 90 and 180 days respectively.
16	$33,000	16-Feb-18	30-Nov-18	12%	$33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
17	$17,500	15-Mar-18	15-Mar-19	5%	$17,500	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 135% to 150% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
18	$33,000	21-Mar-18	30-Dec-18	12%	$33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
	$771,750				$558,250

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

March 31,	2018	2017
Balance, at beginning of year	$--	$--
Derivative additions associated with convertible notes on issuance	767,931	--
Day one loss on derivatives	665,475	--
Change in fair value as at year end	(183,633)	--
Value transferred to paid in capital on conversion of convertible notes	(316,575)
Balance, at end of year	$933,198	$--

Since the convertible loan notes issued during the year have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the imbedded conversion feature is considered a derivative liability. The fair value of the derivative relating to the convertible loans notes outstanding at March 31, 2018 was estimated on the issue date and subsequently remeasured on March 31, 2018 using the Black-Scholes valuation technique, using the following assumptions

	Issue date	March 31, 2018
Expected dividend	nil	nil
Risk free interest rate	1%	1%
Expected volatility	105.17% - 234.52%	214.19%
Expected term	283 days – 638 days	142 days -587 days

NOTE 7 - COMMON STOCK

On May 2, 2017, the Company initiated a private placement of up to 10 million Units at a price of $0.05 per Unit. Each Unit consisted of one common share and one warrant. The warrant is convertible into one share at an exercise price of $0.20 per share and is valid for two years.

During the year to March 31, 2018, the Company issued 5.9 million Units for net proceeds of $295,000.

During the year to March 31, 2018, six convertible notes plus accrued interest were converted into 2,666,795 shares for a total value of $229,136.

The Company issued on December 21, 2016, 5 million restricted common shares to Lupama as a joining bonus as per the terms of the consulting agreement signed with Lupama. These shares were valued at $350,000, based on the quoted market price of $0.07 per common share on the date of issuance. As per the terms of the consulting agreement, these shares will vest only after 12 months and are subject to the consultant not resigning or the consulting agreement not terminating prior to the vesting date. The Company and Lupama agreed that the conditions necessary to vest these shares were not met as at March 31, 2018. As a result, the value of the shares will be accounted only on their vesting unconditionally. However, on May 15, 2018, these shares were returned to treasury and were cancelled. (Note 12)

At March 31, 2018 and 2017, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 8 - WARRANTS

As explained in Note 7, the Company issued 5.9 million warrants in connection with the private placement. The relative fair value of the 5.9 million warrants issued was estimated at $145,782 using the Black-Scholes valuation technique, using the following assumptions:

Expected dividend	nil
Risk free interest rate	1%
Expected volatility	72.695 to 78.97%
Expected term	730 days

The value of warrants has been included in the paid in capital.

At March 31, 2018 and 2017, the following share purchase warrants were outstanding:

Year ended March 31,	2018		2017
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of year	--	$--	--	$--
Issued	5,900,000	$0.20	--	$--
Forfeited/Canceled/Expired	--	$--	--	$--
Exercised	--	$--	--	$--
Outstanding - end of year	5,900,000	$0.20	--	$--

The aforementioned warrants have an average remaining life of approximately 1.4 year as at March 31, 2018.

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

Exact dates on which the above milestones would be achieved was not known as at March 31, 2018.

Subsequent to the balance sheet date, the Company is negotiating exchanging the proposed shares with warrants, terms of which are not yet determined and agreed (Note 12).

NOTE 10 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND SHAREHOLDER

Year ended March 31,	2018	2017
Balance, beginning of year	$74,631	$--
Funds advanced (net)	120,468	74,631
Balance, end of year	$195,099	$74,631

Plyzer Technologies Inc.

Years ended March 31, 2018 and 2017

Notes to Consolidated Financial Statements

NOTE 10 - RELATED PARTY TRANSACTIONS: continued

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and Current Capital Corp., which is wholly owned by a brother of CEO.

CONSULTING FEES

Consulting fee includes fee charged by the CEO of $36,000 for the fiscal year 2018. (Fiscal year 2017: $25,000).

DEVELOPMENT COSTS

Development costs includes fee of $617,432 (Fiscal year 2017: $53,896) charged by a company controlled by the CEO of the Company’s subsidiary.

TRAVEL, MEALS AND PROMOTIONS

Travel and meals costs of $43,716 were charged by the CEO. (Fiscal year 2017: $nil).

PAYABLES AND ACCRUALS

Includes $55,807 due to CEO as at March 31, 2018. (As at March 31, 2017: $25,000)

NOTE 11 - INCOME TAXES

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

Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The SEC has issued guidance in Staff Accounting Bulletin No. 118 that allows for a measurement period of up to one year after the enactment date of the 2017 Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2019.

For the years ended March 31, 2018, and 2017, respectively, the Company produced net operating losses before provision for income taxes of $980,170 and $69,857 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2018 and 2017.

The components of the Company’s deferred tax assets as of March 31, 2018 and 2017 are as follows:

	2018	2017
Net operating loss carryover	$(708,000)	$(502,000)
Valuation allowance	708,000	502,000
Net provision for federal income taxes	$--	$--

The Company’s effective income tax rate of 0.0% differs from the statutory rate of 35% (Fiscal 2017:35% ) for the reason set forth below for the years ended March 31:

	2018	2017
Income tax (recoverable) payable at statutory rate	$(633,205)	$(24,450)
Derivative loss	168,645
Amortization of debt discount	117,220
Effect of rate changes on deferred tax assets and valuation allowance	138,936
Valuation allowance	208,404	24,450
Net provision for federal income taxes	$--	$--

As at the year-end the Company had an approximate net tax loss carried forward of $2.4 million (2017: $1.4 million). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. These losses expire between 2028 and 2038. There is a three-year limitation on IRS audit since filing of a tax return. The Company has yet to file its tax returns since the fiscal year 2012. Penalties and interest if any charged are included in general and administrative expenses. No penalty or interest was charged or included during the years ended March 31, 2018 and 2017.

The Company’s subsidiary in Canada is subject to Canadian Federal and Provincial taxes. There is however no tax liability due to losses. At the year end, the Company had approximately net tax losses carried forward of $27,800 (2017: $nil), which has been fully offset by valuation allowance of the same amount, as their realization is determined not likely to occur.

NOTE 12 - SUBSEQUENT EVENT

Five million shares issued to Lupama but not yet vested were returned to treasury and canceled on May 15, 2018. Further, the Company is in negotiation with Lupama to replace the remaining 25 million shares issuable on achievement of the agreed milestones as explained in Note 9 with 30 million warrants, terms of which have not yet been agreed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2018 or any interim period.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013"). Based on our assessment, we believe that, as of March 31, 2018, our internal control over financial reporting and disclosure controls and procedures was not effective based on those criteria and appointing full-time staff to enforce such controls is not presently considered cost effective.

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

Changes in Internal Control Over Financial Reporting

There were no major changes in internal control over financial reporting during the fiscal year 2018. The Company’s Plyzer project development work was carried out by Lupama in Spain but  is expected in future to be managed in Toronto, Ontario, Canada for which the Company is considering recruiting certain staff including an accountant, provided the Company could generate enough financial resources to support these costs. In the event of such recruitments, more effective internal controls will be introduced and followed.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officer and director of the Company.

Name	Age	Position(s) with Company
Terence Robinson	58	Chief Executive Officer and director.

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

Compensation of Directors

Our directors receive no cash compensation as directors. However, Mr. Robinson charged fees of $36,000 for the fiscal year 2018 for his services as CEO.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Terence Robinson who acts as both the CEO and CFO charged $36,000 for the fiscal year 2018.

Compensation of Directors

Directors received no compensation to act as directors during the fiscal years 2018 and 2017.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2018, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2018, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Name and Address	Title of Class	Number	Percent (1)
Terence Robinson	Common	18,595,452	43.06%
68 Admiral Road, Toronto, ON M5R 2L5
		20,495,452	43.06%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2018. As of March 31, 2018, there were 43,183,271 shares of our common stock issued and outstanding.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended March 31, 2018 and 2017 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended March 31	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2018	$7,400	none	none	none
2017	$6,300	none	none	none

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

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets at March 31, 2018 and 2017

•

Statements of Consolidated Operations and Comprehensive Loss for the years ended March 31, 2018 and 2017

•

Statements of Consolidated Stockholders’ Equity (Deficit) for the years ended March 31, 2018 and 2017

•

Statements of Consolidated Cash Flows for the years ended March 31, 2018 and 2017

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

3.

Exhibits Incorporated by Reference or Filed with this Report.

(a)

The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein, as follows:

Exhibit Number	Description

31	*Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101

*The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2018 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

*           Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYZER TECHNOLOGIES INC.

Date: July 12, 2018

By: /s/Terence Robinson
Terence Robinson, Chief Executive Officer President, Secretary, Treasurer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 12, 2018

/s/Terence Robinson
Terence Robinson Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)