Form 10-Q
period 2018-06-30
Plyzer Technologies Inc.
filed 2018-08-21
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of August 13, 2018, there were 73,604,434 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

MANAGEMENT DISCLOSURE STATEMENT

This form 10-Q and the unaudited condensed financial statements included therein have not yet been reviewed by our auditors.

We undertake to file an amended 10-Q on completion of a review by our auditors.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  August 21, 2018

*  Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,165	$261,575
Prepaid expenses and deposit	13,970	16,287
Total current assets	53,135	277,862
Furniture and equipment, net	4,575	5,229
Total Assets	$57,710	$283,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$180,828	$148,606
Advances from director and shareholder	172,568	195,099
Convertible debt, net of discount	59,810	121,827
Derivative liabilities	1,145,235	933,198
Total Current Liabilities	1,558,441	1,398,730
Total Liabilities	1,558,441	1,398,730

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 43,183,271 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	43,183	43,183
Additional paid-in capital	3,901,238	3,901,238
Accumulated other comprehensive income	66,935	65,353
Accumulated deficit	(5,512,087)	(5,125,413)
Total Stockholders’ deficit	(1,500,731)	(1,115,639)
Total Liabilities and Stockholders’ deficit	$57,710	$283,091

The accompanying notes are an integral part of the condensed Consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended June 30,	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES:
Development costs	283,458	51,001
General and administrative expenses	11,554	10,604
Professional fees	29,300	13,500
Consulting fees	23,726	10,250
Travel, meals and promotions	-	23,619

Total expenses	348,038	108,974
Loss from operations	(348,038)	(108,974)

OTHER (EXPENSE)
Premium on early settlement of convertible loans	(21,975)	-
Derivative loss	(2,220)	(12,460)
Interest and amortization of expense	(14,441)	(14,261)
Net loss	(386,674)	(135,695)

Other comprehensive gain	1,582	711
Comprehensive (loss)	$(385,092)	$(134,984)

Net loss per share, basic and dilutive	$(0.01)	$(0.00)
Number of weighted average common shares outstanding	43,183,271	34,616,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2017	34,616,476	$34,616	$3,069,094	$(3,316,257)	$69,428	$(143,119)
Other comprehensive gain	-	-	-	-	711	711
Net loss	-	-	-	(135,695)	-	(135,695)
ENDING BALANCE, June 30, 2017	34,616,476	$34,616	$3,069,094	$(3,451,952)	$70,139	$(278,103)
BEGINNING BALANCE, April 1, 2018	43,183,271	43,183	3,901,238	(5,125,413)	65,353	(1,115,639)
Other comprehensive gain	-	-	-	-	1,582	1,582
Net loss	-	-	-	(386,674)	-	(386,674)

ENDING BALANCE, June 30, 2018	43,183,271	$43,183	$3,901,238	$(5,512,087)	$66,935	$(1,500,731)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended June 30,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386,674)	$(135,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt discount	-	12,907
Interest settled in shares	-
Depreciation	654	112
Derivative loss	2,220	12,460
Amortization of debt discount	-	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	2,317	(45,975)
Increase (decrease) in accounts payable and accrued liabilities	32,222	1,235
Net cash generated (used) by operating activities	$(349,261)	$(154,956)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(4,195)
Net cash (used in) investing activities	$-	$(4,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	(22,531)	77,656
Settlement of convertible loans	(71,000)	-
Proceeds from convertible loan	218,800	121,000
Net cash provided by financing activities	$125,269	$198,656

Effects of exchange rates on cash	$1,582	$711

Net (decrease) increase in cash	(222,410)	40,216
Cash, beginning of period	261,575	199
Cash, end of period	$39,165	$40,415

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$4,679	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Three months ended June 30, 2018

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

(B)

Basis of Presentation

The unaudited interim financial statements as of June 30, 2018 and for the three months ended June 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2018. The significant accounting policies followed are same as those detailed in the said Annual Report.

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

Three months ended June 30, 2018

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended June 30, 2018 excludes potentially dilutive securities of 7,990,415 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	June 30, 2018	March 31, 2018
Stock purchase warrants	5,900,000	5,900,000
Convertible notes	2,090,415	2,145,573
	7,990,415	8,045,573

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of June 30, 2018, the Company has an accumulated deficit amount of approximately $5.5 million.

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognizing lease assets and lease liabilities for its operating leases on the Company’s statements of financial position as of the end of the first fiscal quarter of 2019 and the comparative period presented. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

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

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

In February 2018, the FASB issued ASU 2018-02: “Income Statement-Reporting Comprehensive Income (Topic 220)-Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Act”). Consequently, the amendments eliminate the stranded tax effects resulting from the Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU also require certain disclosures about stranded tax effects. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments.

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2018, the FASB issued ASU 2018-07: “Compensation-Stock Compensation (Topic 718)- Improvements to Nonemployee Share-Based Payment Accounting”. The Board is issuing this Update as part of its Simplification Initiative. The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	June 30, 2018	March 31, 2018
Prepaid development costs	$6,000	$9,000
Rent deposit	3,086	3,086
Taxes receivable	4,755	4,046
Prepaid cost	129	155
	$13,970	$16,287

NOTE 5 - CONVERTIBLE DEBTS

		June 30, 2018	March 31, 2018
Balance, at beginning of period		$121,827	$--
Accrued interest		--	$12,229
Converted to additional paid in capital		--	(226,469)
Converted to common stock		--	(2,667)
Convertible note settled in cash	i	(71,000)	--
Convertible notes issued	ii	218,800	771,750
Unamortized debt discount		(209,817)	(433,016)
Balance, at end of period		$59,810	$121,827

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

i.

During the three months ended June 30, 2018, the Company settled two loans in cash for a total amount of $97,654 as follows:

	Loan amount	Prepayment premium	Interest	Total
1	$38,000	$12,075	$2,168	$52,243
2	33,000	9900	2511	45,411
	$71,000	$21,975	$4,679	$97,654

ii.

During the three months ended June 30, 2018, the Company entered into the following Securities Purchased Agreements with independent lenders in connection with the issuance of convertible notes totalling $218,800:

#	Amount in ($)	Issue date	Maturity date	Interest rate p.a.	Loan balance as at June 30, 2017 ($)	Conversion terms	Prepayment terms
1	53,000	11-May-18	28-Feb-19	12%	53,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
2	79,800	06-Jun-18	06-Jun-19	8%	79,800	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	Prepayment at premium ranging from 135% to 115% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
3	33,000	13-Jun-18	30-Mar-19	12%	33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
5	53,000	22-Jun-18	22-Mar-19	11%	53,000

The conversion price is a variable conversion price which will be 60% of the market price. Market price is the average of the lowest 2 trading prices or the lowest closing bid during 20 trading days prior to the conversion date.

							The Company can redeem the note within six months of issuance without any premium.
	218,800				218,800

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

	June 30, 2018	March 31, 2018
Balance, at beginning of period	$933,198	$--
Derivative additions associated with convertible notes on issuance	--	767,931
Day one loss on derivatives	2,220	665,475
Change in fair value as at period end	209,817	(183,633)
Value transferred to paid in capital on conversion of convertible notes	--	(316,575)
Balance, at end of period	$1,145,235	$933,198

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the imbedded conversion feature is considered a derivative liability. The fair value of the derivative was estimated on the issue date and subsequently remeasured on June 30, 2018 using the Black-Scholes valuation technique, using the following assumptions.

Issue date:	June 30, 2018	June 30, 2017
Expected dividend	nil	nil
Risk free interest rate	0.030%	0.030%
Expected volatility	105% - 235%	214%-216%
Expected term	281 days - 639 days	120 days -496 days

NOTE 7 - COMMON STOCK

There were no movements in the common stock during the three months ended June 30, 2018.

On April 19, 2018, the Company and Lupama agreed to the following changes in their consulting agreement dated November 21, 2016 as follows:

a.

Five million shares issued to Lupama but not yet vested were to be returned for cancellation. Lupama accordingly returned the shares and these were canceled on May 15, 2018.

b.

Another 25 million shares issuable to Lupama on completion of certain milestones were canceled.

c.

The Company agreed to issue 30 million warrants to Lupama valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share. The warrants will vest on August 1, 2018.

At June 30, 2018 and March 31, 2018, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	June 30, 2018	March 31, 2018
Balance, beginning of period	$195,099	$74,631
Funds advanced (net)	(22,531)	120,468
Balance, end of period	$172,568	$195,099

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

CONSULTING FEES

Consulting fee includes fee charged by the CEO of $9,000 for the three months ended June 30, 2018. ($6,250 for the three months ended June 30, 2017).

DEVELOPMENT COSTS

Development costs includes fee of $262,310 (three months ended June 30, 2017: $29,710) charged by a company controlled by the CEO of the Company’s subsidiary.

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $nil charged by the CEO. (June 30, 2017: $ 23,619).

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Includes $64,807 (March 31, 2018: $25,000) due to the CEO.

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

Lupama is creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer”. Further details on Plyzer can be found under “Business Plan and Strategy” section of this report.

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2018 and the audited financial statements and notes for the year ended March 31, 2018.

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

Beta testing carried out to date achieved the following:

o

Spain

▪

275 Pharmacies reached in Spain

▪

23,858 products reached in Spain

▪

1,217,551 prices crawled

▪

32% average save

o

Canada

▪

41 Stores reached in Canada

▪

21,971 products reached in Canada

▪

345,715 prices crawled

▪

15% average save

The Company has however, not yet generated or realized any revenues from business operations.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2018. For the three months ended June 30, 2018, the Company recognized a net loss of $386,674 compared to net loss of $135,695 for the three months ended June 30, 2017.

Overall operating expenses increased significantly during the 2018 fiscal quarter compared to 2017 fiscal quarter mainly due to development activities associated with Plyzer. The development cost alone was $283,458 during the three months to June 30, 2018 compared to $51,001 during the three months to June 30, 2017.

Revenues

There was no revenue for the three months ended June 30, 2018, and 2017 respectively.

Professional Fees

Professional fees for the three months ended June 30, 2018 were $ 29,300 compared to $13,500 for the three months ended June 30, 2017.

Fees for the three months ended June 30, 2018 included legal fee of $24,150 and audit and review fee of $5,150. Increase in legal fee was mainly due to increasing number of convertible loan notes issued, each of which involved due diligence and legal paperwork. There were four new notes issued for a total of approximately $218,000 during this period.

Fees for the three months to June 30, 2017 comprise audit and review fee of $2,200 and legal fee of $11,300. Legal fee mainly related to negotiation and issuance of three convertible unsecured loans totalling to $121,000.

Consulting fees

Consulting fee included fee of $9,000 charged by the CEO and Balance $14, 726 charged by others for accounting, administrative and financial services.

Consulting fees for the three months ended June 30, 2017 included fee of $6,250 charged by the CEO.

General and administrative expenses

Significant items included in the general and administrative costs for the three months ended June 30, 2018 included rent of $8,545 for three months for the Toronto office and transfer agent fees of $1,360. The transfer agent fees were lower this quarter compared to the fiscal 2018 quarter due to absence of any conversion of the convertible loans.

General and administrative costs for the three months ended June 30, 2017 included rent and utilities of Toronto office for $3,952 and transfer agent fee of $2,825. The increased fee was mainly due to CUSIP change following a name change and processing fees related to convertible loans charged by the transfer agent.

Travel, meals and promotion

There were no travel, meals and promotion costs during the three months ended June 30, 2018.

During the three months ended June 30, 2017, the Company incurred $23,619, charged  by the CEO and mainly involved travelling in Europe and North America in connection with the fund raising and monitoring the progress of the development work.

Interest Expense

Interest expense during the three months ended June 30, 2018 related to approximately 17 convertible unsecured loans, including two loans prepaid during the period and three new loan notes issued. Interest ranged from 5% to 12% per annum.

Interest expense during the three months to June 30, 2017 related to three convertible unsecured loans issued during the quarter.  Interest of $1,354 accrued for the period on these loans. Interest rates ranged from 8% to 12% per annum. Also included was amortization of debt discount of $12,907 relating to three convertible notes issued during the period.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2018, the Company generated a negative cash flow from operations of $349,261 (three months to June 30, 2017: negative cash flow of $154,956) , which was primarily met from existing cash, proceeds from the convertible loans and advances from the director and shareholder. As of June 30, 2018, the Company had cash of $39,165 (as at March 31, 2018:  $261,575).

In absence of any potential revenue in the near future, the Company will continue to be dependent upon financing raised through equity and debts and advances from its director and shareholders.

Our present material commitments continue to be the development and commercial launch costs of Plyzer and professional and administrative fees and expenses associated with the preparation of our filings and other regulatory requirements.

The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Investing activities

There was no new investment during the three months ended June 30, 2018.

During the three months ended June 30, 2017, the Company spent $4,195 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc.

Financing activities

The Company raised net $125,269 through shareholder advances and debt financing during the three months ended June 30, 2018 ($198,655 for the three months ended June 30, 2017). Details of the financing are provided in notes 5 and 9 of the unaudited consolidated financials for the period.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 5.5 million. The Company realized a net loss from operations of $386,674 and $108,974, respectively, for the three months ended June 30, 2018 and 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and equity financing and has raised approximately $141,000 in July 2018. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2018.

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

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

Date:  August 21, 2018

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.