Form 10-Q/A
period 2018-06-30
Plyzer Technologies Inc.
filed 2018-09-11
CIK 1334589

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 4, 2018, there were 73,923,804 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$39,165	$261,575
Prepaid expenses and deposit	13,970	16,287
Total current assets	53,135	277,862
Furniture and equipment, net	4,575	5,229
Total Assets	$57,710	$283,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$180,828	$148,606
Advances from director and shareholder	172,568	195,099
Convertible debt, net of discount	248,413	121,827
Derivative liabilities	1,029,720	933,198
Total Current Liabilities	1,631,529	1,398,730
Total Liabilities	1,631,529	1,398,730

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 43,183,271 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	43,183	43,183
Additional paid-in capital	3,967,152	3,901,238
Accumulated other comprehensive income	66,935	65,353
Accumulated deficit	(5,651,089)	(5,125,413)
Total Stockholders’ deficit	(1,573,819)	(1,115,639)
Total Liabilities and Stockholders’ deficit	$57,710	$283,091

The accompanying notes are an integral part of the condensed Consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended June 30,	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES:
Development costs	283,458	51,001
General and administrative expenses	11,554	10,604
Professional fees	29,300	13,500
Consulting fees	23,726	10,250
Travel, meals and promotions	-	23,619

Total expenses	348,038	108,974
Loss from operations	(348,038)	(108,974)

Other income (expense)
Premium on early settlement of convertible loans	(21,975)	-
Derivative (gain) loss	53,496	(12,460)
Interest and amortization of expense	(209,159)	(14,261)
Net loss	(386,674)	(135,695)

Other comprehensive gain	1,582	711
Comprehensive (loss)	$(524,094)	$(134,984)

Net loss per share, basic and dilutive	$(0.01)	$(0.00)
Number of weighted average common shares outstanding	43,183,271	34,616,476

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2017	34,616,476	$34,616	$3,069,094	$(3,316,257)	$69,428	$(143,119)
Other comprehensive gain	-	-	-	-	711	711
Net loss	-	-	-	(135,695)	-	(135,695)
ENDING BALANCE, June 30, 2017	34,616,476	$34,616	$3,069,094	$(3,451,952)	$70,139	$(278,103)
BEGINNING BALANCE, April 1, 2018	43,183,271	43,183	3,901,238	(5,125,413)	65,353	(1,115,639)
Other comprehensive gain	-	-	-	-	1,582	1,582
Derivative liabilities reclassified on settlement of debt	-	-	65,914	-	-	65,914
Net loss	-	-	-	(525,676)	-	(525,676)

ENDING BALANCE, June 30, 2018	43,183,271	$43,183	$3,967,152	$(5,651,089)	$66,935	$(1,573,819)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended June 30,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(386,674)	$(135,695)
Adjustments to reconcile net loss to net cash used by operating activities:
Debt discount	-	12,907
Interest settled in shares	-
Depreciation	654	112
Derivative (gain) loss	(53,496)	12,460
Amortization of notes payable discount	194,718	-
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	2,317	(45,975)
Increase (decrease) in accounts payable and accrued liabilities	32,222	1,235
Net cash generated (used) by operating activities	$(349,261)	$(154,956)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(4,195)
Net cash (used in) investing activities	$-	$(4,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	-	77,656
Payments on director and stockholder advances	(22,531)	-
Settlement of convertible loans	(71,000)	-
Proceeds from convertible loan	218,800	121,000
Net cash provided by financing activities	$125,269	$198,656

Effects of exchange rates on cash	$1,582	$711

Net (decrease) increase in cash	(222,410)	40,216
Cash, beginning of period	261,575	199
Cash, end of period	$39,165	$40,415

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$4,679	$-

Supplemental non-cash investing and financing activities:
Derivative liability reclassified as additional paid in capital	$65,914	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

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

In December 2016, the Company entered into a development and consulting agreement with Lupama Producciones,S.L., a Spanish private corporation (“Lupama”). Lupama will be managing and developing for Plyzer the proposed web portal. Lupama’s CEO, Mr. Luis  Pallares is also made CEO of  the Company’s subsidiary.

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

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended June 30, 2018 excludes potentially dilutive securities of 7,831,439 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	June 30, 2018	March 31, 2018
Stock purchase warrants	5,900,000	5,900,000
Convertible notes	1,931,439	2,145,573
	7,831,439	8,045,573

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of June 30, 2018, the Company has an accumulated deficit amount of approximately $5.7 million.

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

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

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

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

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	June 30, 2018	March 31, 2018
Prepaid development costs	$6,000	$9,000
Rent deposit	3,086	3,086
Taxes receivable	4,755	4,046
Prepaid cost	129	155
	$13,970	$16,287

NOTE 5 - CONVERTIBLE DEBTS

		June 30, 2018	March 31, 2018
Balance, at beginning of period		$121,827	$--
Accrued interest		--	$12,229
Converted to additional paid in capital		--	(226,469)
Converted to common stock		--	(2,667)
Convertible note settled in cash	i	(71,000)	--
Convertible notes issued	ii	218,800	771,750
Unamortized debt discount		(21,214)	(433,016)
Balance, at end of period		$248,413	$121,827

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

i.

During the three months ended June 30, 2018, the Company settled two loans in cash for a total amount of $97,654 as follows:

	Loan amount	Prepayment premium	Interest	Total
1	$38,000	$12,075	$2,168	$52,243
2	33,000	9,900	2,511	45,411
	$71,000	$21,975	$4,679	$97,654

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

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

	June 30, 2018	March 31, 2018
Balance, at beginning of period	$933,198	$--
Derivative additions associated with convertible notes on issuance	215,932	767,931
Day one loss on derivatives	56,425	665,475
Change in fair value as at period end	(109,921)	(183,633)
Value transferred to paid in capital on conversion of convertible notes	(65,914)	(316,575)
Balance, at end of period	$1,029,720	$933,198

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

The Company and Lupama agreed to the following changes in their consulting agreement dated November 21, 2016 (see Note 10 - Subsequent Events) as follows:

a.

Five million shares issued to Lupama but not yet vested were to be returned for cancellation. Lupama accordingly returned the shares and these were canceled.

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

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - WARRANTS

In May 2017, the Company issued 5.9 million warrants in connection with the private placement.

The relative fair value of the 5.9 million warrants issued was estimated at $145,782 using the Black-Scholes valuation technique.

The value of warrants has been included in the paid in capital.

The following share purchase warrants were outstanding as at June 30, 2018:

	June 30, 2018		March 31, 2018
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of period	5,900,000	$ 0.20	-	$ -
Issued	-	-	5,900,000	0.20
Forfeited/Canceled/Expired	-	-	-	-
Exercised	-	-	-	-
Outstanding - end of period	5,900,000	$ 0.20	5,900,000	$ 0.20

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	June 30, 2018	March 31, 2018
Balance, beginning of period	$195,099	$74,631
Funds advanced (net)	(22,531)	120,468
Balance, end of period	$172,568	$195,099

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

CONSULTING FEES

Consulting fee includes fee charged by the CEO of $9,000 for the three months ended June 30, 2018. ($6,250 for the three months ended June 30, 2017).

DEVELOPMENT COSTS

Development costs includes fee of $262,310 (three months ended June 30, 2017: $29,710) charged by Lumpia, a company controlled by the CEO of the Company’s subsidiary.

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $nil charged by the CEO. (June 30, 2017: $ 23,619).

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Includes $64,807 (March 31, 2018: $25,000) due to the CEO in respect of fees and expenses changed by him.

Plyzer Technologies Inc.

Three months ended June 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 - SUBSEQUENT EVENTS

a.

In August 2018, the Company revised its consulting agreement with Lupama as follows:

i.

25 million common shares issuable to Lupama on completion of certain milestones were canceled and instead,

ii.

The Company agreed to issue 30 million warrants to Lupama valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share. The warrants will vest on August 1, 2018. On August 10, 2018, Lupama exercised 23 million warrants and were issued 23 million restricted common shares.

b.

The Company issued 7,740,533 common shares between April 1, 2018 and September 4, 2018. 577,828 shares were issued to convertible noteholders on conversion of their notes and balance 7,162,705 restricted common shares were issued to various consultants for services provided.

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

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through June 30, 2018. For the three months ended June 30, 2018, the Company recognized a net loss of $525,676 compared to net loss of $135,695 for the three months ended June 30, 2017.

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

Professional Fees

Professional fees for the three months ended June 30, 2018 were $29,300 compared to $13,500 for the three months ended June 30, 2017.

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

Consulting fees

Consulting fees included fee of $9,000 charged by the CEO and the Balance $14,726 was charged by third parties for accounting, administrative and financial services.

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

Interest Expense

Interest expense during the three months ended June 30, 2018 related to approximately 17 convertible unsecured loans, including two loans prepaid during the period and three new loan notes issued. Interest ranged from 5% to 12% per annum. Also included was amortization of debt discount of $194,718.

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

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 5.7 million. The Company realized a net loss from operations of $348,038 and $108,974, respectively, for the three months ended June 30, 2018 and 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and equity financing and has raised approximately $141,000 in July 2018. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Date:  September 11, 2018

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.