Form 10-Q
period 2018-09-30
Plyzer Technologies Inc.
filed 2018-11-19
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer,  an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer”,”smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 16, 2018, there were 81,696,744 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$206,844	$261,575
Prepaid expenses and deposit	50,532	16,287
Total current assets	257,376	277,862
Furniture and equipment, net	3,922	5,229
Total Assets	$261,298	$283,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$37,613	$148,606
Advances from director and shareholder	263,210	195,099
Convertible debt, net of discount	233,980	121,827
Derivative liabilities	1,333,865	933,198
Total Current Liabilities	1,868,668	1,398,730
Total Liabilities	1,868,668	1,398,730

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 76,734,104 and 43,183,271 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	76,734	43,183
Additional paid-in capital	24,845,955	3,901,238
Accumulated other comprehensive income	67,131	65,353
Accumulated deficit	(26,597,190)	(5,125,413)
Total Stockholders’ deficit	(1,607,370)	(1,115,639)
Total Liabilities and Stockholders’ deficit	$261,298	$283,091

The accompanying notes are an integral part of the condensed Consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Development costs	1,077,290	18,482	1,360,748	69,483
General and administrative expenses	21,105	9,159	32,659	19,763
Professional fees	59,100	11,920	88,400	25,420
Consulting fees	18,630	9,250	42,356	19,500
Stock compensation	19,136,270	-	19,136,270	-
Travel, meals and promotions	21,474	3,886	21,474	27,505
Total expenses	20,333,869	52,697	20,681,907	161,671

Loss from operations	(20,333,869)	(52,697)	(20,681,907)	(161,671)

OTHER INCOME (EXPENSE)
Premium on early settlement of convertible loans	(9,900)	-	(31,875)	-
Gain on cancellation of accounts payable	46,000	-	46,000	-
Derivative (gain) loss	(226,319)	(28,348)	(172,823)	(40,808)
Interest and amortization of expense	(422,013)	(62,626)	(631,172)	(76,887)
Total other income (expense)	(612,232)	(90,974)	(789,870)	(117,695)

Loss before income taxes	(20,946,101)	(143,671)	(21,471,777)	(279,366)
Income taxes	-	-	-	-

Net loss	(20,946,101)	(143,671)	(21,471,777)	(279,366)

Other comprehensive gain (loss)	196	1,499	1,778	2,210
Comprehensive (loss) gain	$(20,945,905)	$(142,172)	$(21,469,999)	$(277,156)

Net loss per share, basic and dilutive	$(0.35)	$(0.00)	$(0.41)	$(0.01)
Number of weighted average common shares outstanding	60,695,899	38,383,143	52,030,991	36,499,809

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statement of Shareholders’ Deficit

(Unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2017	34,616,476	$34,616	$3,069,094	$(3,316,257)	$69,428	$(143,119)
Share issued under private placement	5,900,000	5,900	289,101			295,001
Translation differences	-	-	-	-	2,210	2,210
Net loss				(279,366)		(279,366)
ENDING BALANCE, September 30, 2017	40,516,476	$40,516	$3,358,195	$(3,595,623)	$71,638	$(125,274)

BEGINNING BALANCE, April 1, 2018	43,183,271	43,183	3,901,238	(5,125,413)	65,353	(1,115,639)
Warrants exercised	30,000,000	30,000	45,000			75,000
Warrants issued	-	-	19,136,270			19,136,270
Issued for services provided	1,843,334	1,843	827,658			829,501
Shares issued on conversion of convertible loans	1,707,499	1,708	413,950			415,658
Derivative liabilities reclassified as additional paid in capital due to conversion of notes payable to common stock	-	-	521,839	-	-	521,839
Translation differences	-	-	-	-	1,778	1,778
Net loss	-	-	-	(21,471,777)	-	(21,471,777)
ENDING BALANCE, September 30, 2018	76,734,104	$76,734	$24,845,955	$(25,597,190)	$67,131	$(1,607,370)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended September 30,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss (income)	$(21,471,777)	$(279,366)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,307	699
Development costs settled in shares	904,501	-
Gain on write off of accounts payable	(46,000)	-
Stock compensation	19,136,270
Amortization of debt discount	602,968	69,580
Premium on early settlement of notes payable	31,875
Derivative (gain) loss	172,823	40,808
Changes in operating assets and liabilities		-
(Increase) decrease in prepaid expenses and deposits	(34,245)	(238,009)
Increase (decrease) in accounts payable and accrued liabilities	(70,892)	12,514
Net cash used by operating activities	$(773,170)	$(393,774)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(4,195)
Net cash (used in) investing activities	$-	$(4,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	68,111	90,599
Proceeds from share issue	-	295,000
Repayment of convertible loans	(104,000)
Proceeds from convertible loan	752,550	193,500
Net cash provided by financing activities	$716,661	$579,099

Effects of exchange rates on cash	$1,778	$2,210

Net (decrease) increase in cash	(54,731)	183,340
Cash, beginning of period	261,575	199
Cash, end of period	$206,844	$183,539

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$9,024	$-

Supplemental non-cash investing and financing activities:
Common stock issued on conversion of convertible debt	$415,658	-
Derivative liability reclassified as additional paid in capital	$521,839	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)

Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, and through its subsidiaries, is engaged in developing commercial web portal (“Plyzer”) aimed at providing solutions for price comparison using artificial intelligence in a number of niche markets.

In December 2016, the Company entered into a development and consulting agreement with Lupama Producciones,S.L., a Spanish private corporation (“Lupama”). Lupama has been managing and developing Plyzer. Lupama’s CEO, Mr. Luis Pallares is also made CEO of  the Company’s subsidiary. Technological feasibility of Plyzer was established on October 17, 2018 when the Company enrolled its first non- paying customer.

(B)

Basis of Presentation

The unaudited interim financial statements as of September 30, 2018 and for the three and six months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended September 30, 2018 excludes potentially dilutive securities of 10,134,051 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	September 30, 2018	March 31, 2018
Stock purchase warrants	5,900,000	5,900,000
Convertible loans	4,234,051	2,145,573
	10,134,051	8,045,573

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. While the Company has so far been successful in raising the required capital through debt financing, management cannot provide any assurances that the Company will continue to be able to raise the funding required to the commercial launch of the portal successfully in future.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of September 30, 2018, the Company has an accumulated deficit amount of approximately $26.6 million.

Plyzer Technologies Inc.

Six months ended September 30, 2018

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

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In June 2018, the FASB issued ASU 2018-07: “Compensation—Stock Compensation (Topic 718)- Improvements to Nonemployee Share-Based Payment Accounting”. The Board is issuing this Update as part of its Simplification Initiative. The amendments in this Update expand the scope of Topic 718 to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	September 30, 2018	March 31, 2018
Prepaid development costs	$3,000	$9,000
Rent deposit	3,046	3,086
Taxes receivable	5,857	4,046
Convertible debt*	32,000	--
Prepaid cost	6,629	155
	$50,532	$16,287

* Refers to convertible note for $35,000 issued on September 26, 2018 (Note 5(ii) item # 14) for which cash of $32,000 net of legal fee of $3,000 was received on October 1, 2018. Legal fee have been expensed as professional fees.

NOTE 5 - CONVERTIBLE DEBTS

		September 30, 2018	March 31, 2018
Principal balance, at beginning of period		$542,614	$--
Accrued interest and fees		25,975	$12,229
Converted to additional paid in capital		(414,449)	(226,469)
Converted to common stock		(1,707)	(2,667)
Convertible note settled in cash	i	(104,000)	--
Convertible notes issued	ii	752,550	771,750
Unamortized debt discount		(567,003)	(433,016)
Balance, net of discount, at end of period		$233,980	$121,827

Plyzer Technologies Inc.

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

i.

During the six months ended September 30, 2018, the Company paid off three loans in cash for a total amount of $144,899 as follows:

Loan amount	Prepaid premium	Interest	Total
$38,000	$12,075	$2,168	$52,243
33,000	9,900	2,511	45,411
33,000	9,900	4,345	47,245
$104,000	$31,875	$9,024	$144,899

ii.

During the six months ended September 30, 2018, the Company entered into the following Securities Purchase Agreements with independent lenders in connection with the issuance of convertible notes totalling $752,550:

#	Amount in ($)	Issue date	Maturity date	Interest rate p.a.	Loan balance as at Sept. 30, 2018 ($)	Conversion terms	Prepayment terms
1	53,000	11-May-18	28-Feb-19	12%	53,000

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

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
4	53,000	22-Jun-18	22-Mar-19	11%	53,000

The conversion price is a variable conversion price which will be 60% of the market price. Market price is the average of the lowest 2 trading prices or the lowest closing bid during 20 trading days prior to the conversion date.

							The Company can redeem the note within six months of issuance without any premium.
5	50,000	29-Jun-18	15-Apr-19	12%	50,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
6	27,000	25-Jul-18	25-Jul-19	5%	-	Settled in Sept 2018

Plyzer Technologies Inc.

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

#	Amount in ($)	Issue date	Maturity date	Interest rate p.a.	Loan balance as at Sept. 30, 2018 ($)	Conversion terms	Prepayment terms
7	33,000	27-Jul-18	15-May-19	12%	33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
8	40,000	30-Jul-18			-	Settled in August 2018
9	78,750	01-Aug-18	31-Jul-19	8%	78,750

The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date. $14,540 of the original loan plus interest of $615 was converted into 251,984 shares in December 2017.

							The Company may pay this note any time.
10	52,000	09-Aug-18	09-Aug-19	8%	52,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	Prepayment at premium ranging from 115% to 135% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
11	80,000	03-Aug-18	03-May-19	10%	80,000

The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty   trading days prior to the conversion date or 60% of the closing bid price if lower.

							Prepayment at premium ranging from 135% to 145% of the loan note if prepaid within 90 days and after 90 days but before 180 days respectively. Prepayment not allowed after six months.
12	38,000	13-Sep-18	30-Jun-19	12%	38,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
13	100,000	14-Sep-18	14-Sep-19	10%	100,000	The conversion price is a variable conversion price which will be 58% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	Prepayment at premium ranging from 120% to 140% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively.
14	35,000	26-Sep-18	15-Jul-19	12%	35,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							Prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
	752,550				685,550

Plyzer Technologies Inc.

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

	September 30, 2018	March 31, 2018
Balance, at beginning of period	$933,198	$--
Derivative additions associated with convertible notes on issuance	749,683	767,931
Day one loss on derivatives	159,850	665,475
Change in fair value as at period end	12,973	(183,633)
Value transferred to paid in capital on conversion of convertible notes	(521,839)	(316,575)
Balance, at end of period	$1,333,865	$933,198

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the embedded conversion feature is considered a derivative liability. The fair value of the derivative was estimated on the issue date and subsequently remeasured on September 30, 2018 using the Black-Scholes valuation technique, using the following assumptions.

Issue date:	September 30, 2018	September 30, 2017
Expected dividend	nil	nil
Risk free interest rate	0.030%	0.030%
Expected volatility	138% - 180%	142%
Expected term	40 days - 639 days	150 days -365 days

NOTE 7 - COMMON STOCK

a.

On August 10, 2018, Lupama exercised 29,843,335 warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $74,608 and On September 6, 2018, exercised the remaining 156,665 warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $392. Excercise price was off set against amounts payable to Lupama.

b.

On September 6, 2018, Lupama was issued 843,335 shares and on September 27, issued further 999,999 shares. These shares were valued at $0.45 per share, being the market price prevailing on the dates of their issues for a total of $829,501, which was off set against amount payable to Lupama.

c.

During the six months ended September 30, 2018, twelve convertible notes plus accrued interest were converted into 1,707,499 shares for a total value of $415,658.

At September 30, 2018 and March 31, 2018, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

Plyzer Technologies Inc.

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - WARRANTS

In May 2017, the Company issued 5.9 million warrants in connection with the private placement.

The relative fair value of the 5.9 million warrants issued was estimated at $145,782 using the Black-Scholes valuation technique.

The value of warrants has been included in the paid in capital.

On August 1, 2018, the Company issued 30 million warrants to Lupama for services provided in connection with the development of Plyzer. These warrants vested immediately on issuance and were valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share. The fair value of the 30 million warrants issued was estimated at $19,136,270 using the Black-Scholes valuation technique. The value of warrants has been included in the paid in capital and charged to expenses as stock compensation. All warrants were exercised as explained in Note 7(a).

The following assumptions were used in the valuation of these warrants:

Expected dividend	nil
Risk free interest rate	3%
Expected volatility	138.56%
Expected term	3 years

The movements during the six months ended September 30, 2018 were as follows:

	September 30, 2018		March 31, 2018
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of period	5,900,000	$ 0.20	-	$ -
Issued	30,000,000	0.0025	5,900,000	0.20
Forfeited/Cancelled/Expired	-	-	-	-
Exercised	(30,000,000)	(0.0025)	-	-
Outstanding - end of period	5,900,000	$ 0.20	5,900,000	$ 0.20

The aforementioned warrants have an average remaining life of approximately 0.9 year as at September 30, 2018 (1.4 years as at March 31, 2018).

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	September 30, 2018	March 31, 2018
Balance, beginning of period	$195,099	$74,631
Funds advanced (net)	68,111	120,468
Balance, end of period	$263,210	$195,099

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

Plyzer Technologies Inc.

Six months ended September 30, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

CONSULTING FEES

Consulting fees include fees charged by the CEO of $9,000 and $18,000 respectively for the three and six months ended September 30, 2018. ($6,250 and $12,500 respectively for the three and six months ended September 30, 2017).

DEVELOPMENT COSTS

Development costs includes fees charged by Lupama of $1,056,568 and 1,318,878 respectively for the three and six months ended September 30, 2018 ($nil and $29,710 respectively for the three and six months ended September 30, 2017). Lupama is a company controlled by the CEO of the Company’s subsidiary.

Lupama was issued 30 million warrants valued at $19,136,270 as explained in Note 8 and was also issued 1,843,334 restricted shares valued at $829,501 for services provided.

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $21,474 charged by the CEO for the three and six months ended September 30, 2018. ($3,886 and $27,505 respectively for the three and six months ended September 30, 2017).

NOTE 10 - SUBSEQUENT EVENTS

The Company issued 4,962,640 common shares between July 1, 2018 and November 16, 2018. 962,640 shares were issued to convertible noteholders on conversion of their notes and the balance of four million restricted common shares were issued to Lupama for services provided.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2018 and the audited financial statements and notes for the year ended March 31, 2018.

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

Beta testing carried out to date achieved the following:

o

Spain

▪

332 Pharmacies reached in Spain

▪

24,652 products reached in Spain

▪

1,402,028 prices crawled

▪

33.3% average save

o

Canada

▪

79 Stores reached in Canada

▪

23,660 products reached in Canada

▪

266,376 prices crawled

▪

13.75% average save

The following were specific technical improvements achieved during the six months to September 30, 2018:

•

Integration of the whole Product Matching flow including image and textual predictions with Spark Pipelines.

•

Creation of a total of 1800 visual models (size of more than 30GB - Neural Network and SVM models) for product detection by image.

•

Improved Gradient Boosting Tree textual model by including new parameters like price value comparison or fuzzysets.

•

Included in the prediction flow of data all the anomaly detections.

•

Analysed anomalies that allow to introduce new brands and products inside Plyzer Database.

•

Added EAN Code to Products

•

Various Apps creation  including barcode scanner under IOS and Adroid app.

On October 17, 2018, the Company announced that Adamed Laboratorios, a Madrid-based pharmaceutical company is presently subscribed to Plyzer 's Intelligence platform. Adamed is monitoring the online performance of their over the counter product catalogue on more than 360 online sales channels in Spain. Adamed manufactures over 250 products and has a global presence in 60 countries.

This is an important milestone in the commercialization of Plyzer’s B2B platform, as the company transitions from the pre-revenue development phase and begins to execute its go-to-market growth strategy. Plyzer’s proprietary technologies - especially our advances in the automation of product matching - are major steps forward for business analytics.

The Company has however, not yet generated or realized any revenues from business operations.

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through September 30, 2018. For the three and six months ended September 30, 2018, the Company recognized a net loss of $20.9 million and $21.5 million respectively compared to net loss of $.1 million and .3 million respectively for the three and six months ended September 30, 2017.

Major cost during the three and six months ended September 30, 2018 related to the 30 million warrants issued to Lupama on August 1, 2018 and fully vested on that date. These warrants were valued at $19.1 million. The entire amount was expensed as stock compensation.

Operating costs net of the value of warrants for the three months ended September 30, 2018 was $1.2 million, of which $1.1 million related to the development costs.

Overall operating expenses increased significantly during the 2018 fiscal quarter compared to 2017 fiscal quarter mainly due to development activities associated with Plyzer. Significant work was directed to establish technological feasibility of Plyzer.

Revenues

There was no revenue for the three and six months ended September 30, 2018 and 2017.

Professional Fees

Professional fees for the three and six months ended September 30, 2018 were $59,100 and $88,400 respectively compared to $11,920 and $25,420 respectively for the three and six months ended September 30, 2017.

Fees for the three and six months to September 30, 2018 included legal fees of $56,800 and $80,950 respectively and balance of the fees related to audit fees relating to reviews of the interim financials and 10-Q reports.

The increase in legal fees was mainly due to increasing the number of convertible loan notes issued, each of which involved due diligence and legal paperwork. There were fifteen and nineteen new notes issued for a total of approximately $533,000 and $654,000 respectively during the three and six months ended September 30, 2018.

Professional fees for the three and six months ended September 30, 2017 were $ 11,920 and $25,420 respectively. Approximately $22,000 of the fees for the six months to September 30, 2017 related to legal and due diligence fees paid to the lawyers involved in raising convertible debt financing and the balance of the fees consisted of audit and review fees charged by the independent accountants.

Consulting fees

Consulting fees for three and six months ended September 30, 2018 were $18,630 and $42,356 respectively compared to $9,250 and $19,500 respectively for three and six months ended September 30, 2017.

The fees for the three and six months ended September 30, 2018 included fees of $9,000 and $18,000  charged by the CEO respectively, and the balance of the fees were charged by third parties for accounting, administrative and financial services.

Consulting fees for the three and six months ended September 30, 2017 included fees of $6,250 per quarter charged by the CEO and balance of $7,000 represented fees charged for accounting services.

The CEO revised his fees from $25,000 a year in 2017 to $36,000 a year in 2018 which accounted for the quarterly increase in his fees.

General and administrative expenses

Significant items included in the general and administrative costs for the three and six months ended September 30, 2018 were rent and utilities of respectively $8,085 and $16,518 for the Toronto office, filing fee for upgrades to the OTCQB listing of $2,500 and transfer agent fees of respectively $5,150 and $6,510. The transfer agent fees increased significantly mainly due to increase in issuance and conversion of convertible notes.

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

Travel, meals and promotion

There were no travel, meals and promotion costs during the six months ended September 30, 2018.

Interest Expense

Interest expense during the three and six months ended September 30, 2018 related to approximately twenty four and forty one convertible unsecured loans issued respectively and one and three loans prepaid respectively during the period. Interest ranged from 5% to 12% per annum. Interest included amortization of debt discount of $408,249 and $602,967 respectively for the three and six months ended September 30, 2018.

Interest expense during the three and six months to September 30, 2017 related to five convertible unsecured loans issued during the period and consisted of debt discount of $56,673 and $69,580 and interest of $5,953 and $7,307 respectively for the three and six months ended September 30, 2017. Interest rates ranged from 8% to 12% per annum.

Stock compensation

On August 1, 2018, the Company revised the terms of the consulting agreement with Lupama. As a result, 5 million shares issued to Lupama and 25 million shares issuable to Lupama on completion of certain milestones were cancelled and replaced by 30 million warrants, which vested immediately on issuance, valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share.

The warrants were valued at $19.1 million using Black-Sholes valuation method as explained in Note 8 of the financial statements of the Company for the three and six months ended September 30, 2018. Since all warrants were vested, the entire value was expensed.

Financial Condition, Liquidity and Capital Resources

For the six months ended September 30, 2018, the Company generated a negative cash flow from operations of $773,170 (six months to September 30, 2017: negative cash flow of $393,774) , which was primarily met from existing cash, proceeds from the convertible loans and advances from the director and shareholder. As of September 30, 2018, the Company had cash of $206,844 (as at March 31, 2018:  $261,575).

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

Investing activities

There was no new investment during the six months ended September 30, 2018.

During the six months ended September 30, 2017, the Company spent $4,195 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc.

Financing activities

The Company raised net $716,661 through shareholder advances and debt financing during the six months ended September 30, 2018. ($579,099 for the six months ended September 30, 2017). Details of the financing are provided in notes 5 and 9 of the unaudited consolidated financials for the period.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 26.6 million. The Company realized a net loss from operations of approximately $21.5 million and $0.3 million, respectively, for the six months ended September 30, 2018 and 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional convertible loans and equity financing and has raised approximately $260,000 in October 2018. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three and six months ended September 30, 2018.

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

•

8-K filed on September 28, 2018

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  November 16, 2018

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.