Form 10-Q
period 2018-12-31
Plyzer Technologies Inc.
filed 2019-02-14
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2018

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

As of February 13, 2019, there were 83,956,803 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$218,067	$261,575
Prepaid expenses and deposit	12,878	16,287
Total current assets	230,945	277,862
Furniture and equipment, net	3,267	5,229
Total Assets	$234,212	$283,091

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$71,833	$148,606
Advances from director and shareholder	227,992	195,099
Convertible debt, net of discount	393,191	121,827
Derivative liabilities	821,170	933,198
Total Current Liabilities	1,514,186	1,398,730
Total Liabilities	1,514,186	1,398,730

Commitments and Contingencies

STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, $0.001 par value, authorized 200,000,000 shares; 82,187,210 and 43,183,271 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	82,187	43,183
Common stock subscribed	833	-
Additional paid-in capital	26,682,525	3,901,238
Accumulated other comprehensive income	67,568	65,353
Accumulated deficit	(28,113,087)	(5,125,413)
Total Stockholders’ deficit	(1,279,974)	(1,115,639)
Total Liabilities and Stockholders’ deficit	$234,212	$283,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2018	2017	2018	2017

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Development costs	347,729	363,544	1,708,477	433,027
General and administrative expenses	13,389	10,511	46,048	30,274
Professional fees	57,300	4,200	145,700	29,620
Consulting fees	48,319	17,500	90,675	37,000
Stock compensation	1,349,170	-	20,485,440	-
Travel, meals and promotions	7,286	9,591	28,760	37,096
Total expenses	1,823,193	405,346	22,505,100	567,017

Loss from operations	(1,823,193)	(405,346)	(22,505,100)	(567,017)

OTHER INCOME (EXPENSE)
Premium on early settlement of convertible loans	(65,515)	-	(97,390)	-
Gain on cancellation of accounts payable	-	-	46,000	-
Derivative gain (loss)	394,661	20,661	221,838	(20,147)
Interest and amortization of expense	(21,849)	(95,426)	(653,021)	(172,313)
Total other income (expense)	307,297	(74,765)	(482,573)	(192,460)

Loss before income taxes	(1,515,896)	(480,111)	(22,987,673)	(759,477)
Income taxes	-	-	-	-

Net loss	(1,515,896)	(480,111)	(22,987,673)	(759,477)

Other comprehensive gain (loss)	437	(478)	2,215	1,732
Comprehensive (loss) gain	$(1,515,459)	$(480,589)	$(22,985,458)	$(757,745)

Net loss per share, basic and dilutive	$(0.02)	$(0.01)	$(0.37)	$(0.02)
Number of weighted average common shares outstanding	81,872,091	41,052,651	61,934,035	38,017,423

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended December 31,	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,987,674)	$(759,477)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,962	1,377
Development costs settled in shares	829,500	-
Interest settled in shares of stock	-	5,475
Premium on early settlement of notes payable	97,390	-
Gain on write off of accounts payable	(46,000)	-
Stock compensation	20,485,440	-
Amortization of debt discount	612,849	160,417
Derivative (gain) loss	(221,838)	20,147
Changes in operating assets and liabilities		-
(Increase) decrease in prepaid expenses and deposits	3,409	13,739
Increase (decrease) in accounts payable and accrued liabilities	(10,811)	39,693
Net cash used by operating activities	$(1,235,773)	$(518,629)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(5,507)
Net cash (used in) investing activities	$-	$(5,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	32,893	98,307
Proceeds from share issue	-	295,000
Proceeds from shares subscribed under private placement	250,000	-
Repayment of convertible loans	(293,000)	-
Proceeds from convertible loans	1,201,850	231,500
Net cash provided by financing activities	$1,191,743	$624,807

Effects of exchange rates on cash	$522	$1,732

Net (decrease) increase in cash	(43,508)	102,403
Cash, beginning of period	261,575	199
Cash, end of period	$218,067	$102,602

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$20,042	$-

Supplemental non-cash investing and financing activities:
Common stock issued on conversion of convertible debt and accrued interest	$642,411	$95,540
Derivative liability reclassified as additional paid in capital	$521,869	$-
Warrants exercised and common stock issued for accounts payable in lieu of cash	$85,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

Plyzer Technologies Inc.

Nine months ended December 31, 2018

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

In December 2016, the Company entered into a development and consulting agreement with Lupama Producciones,S.L., a Spanish private corporation (“Lupama”). Lupama has been managing and developing Plyzer. Lupama’s CEO, Mr. Luis Pallares is also made CEO of the Company’s subsidiary. Technological feasibility of Plyzer was established on October 17, 2018 when the Company enrolled its first non- paying customer. The Company however continues working on the beta version of PLYZER prior to its commercialization.

(B)

Basis of Presentation

The unaudited interim financial statements as of December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Nine months ended December 31, 2018

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended December 31, 2018 excludes potentially dilutive securities of 9,711,936 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	December 31, 2018	March 31, 2018
Stock purchase warrants	5,900,000	5,900,000
Convertible loans	3,811,936	2,145,573
	9,711,936	8,045,573

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. While the Company has so far been successful in raising the required capital through equity and debt financing, management cannot provide any assurances that the Company will continue to be able to raise the funding required to the commercial launch of the portal successfully in future.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of December 31, 2018, the Company has an accumulated deficit amount of approximately $28 million.

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”. The amendments in this ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application of the amendments in this ASU is permitted for all entities. The Company is currently evaluating the impact on its consolidated financial position and results of operations upon adopting these amendments. Based on its preliminary evaluation, the Company expects to start recognizing lease assets and lease liabilities for its operating leases on the Company’s statements of financial position as of the end of the first fiscal quarter of 2019 and the comparative period presented. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

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

In June 2018, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

In August 2018, the FASB issued authoritative guidance regarding Fair Value Measurement: Disclosure Framework, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard will be effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

In August 2018, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other - Internal-Use Software, which aligns the requirements for a customer to capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard will be effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing its overall impact.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of recently adopted accounting pronouncements will not have an impact on the financial statements.

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

	December 31, 2018	March 31, 2018
Prepaid development costs	$-	$9,000
Rent deposit	2,888	3,086
Taxes receivable	6,624	4,046
Prepaid cost	3,366	155
	$12,878	$16,287

NOTE 5 - CONVERTIBLE DEBTS

		December 31, 2018	March 31, 2018
Principal balance, at beginning of period		$542,614	$--
Accrued interest and fees		34,296	$12,229
Converted to additional paid in capital		(639,250)	(226,469)
Converted to common stock		(3,161)	(2,667)
Convertible note settled in cash	i	(293,000)	--
Convertible notes issued	ii	1,201,850	771,750
Unamortized debt discount		(450,158)	(433,016)
Balance, net of discount, at end of period		$393,191	$121,827

i.

During the nine months ended December 31, 2018, the Company paid off seven loans in cash for a total amount of $410,433 as follows:

Loan amount	Prepaid premium	Interest	Total
$38,000	$12,075	$2,168	$52,243
33,000	9,900	2,511	45,411
33,000	9,900	4,345	47,245
53,000	16,851	3,171	73,023
33,000	10,460	2,059	45,519
53,000	19,563	2,895	75,458
50,000	18,641	2,893	71,534
$293,000	$97,390	$20,042	$410,432

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

ii.

During the nine months ended December 31, 2018, the Company entered into the following Securities Purchase Agreements with independent lenders in connection with the issuance of convertible notes totalling $1,201,850:

#	Amount in ($)	Issue date	Maturity date	Interest rate p.a.	Loan balance as at Dec. 31, 2018 ($)	Conversion terms	Prepayment terms
1	53,000	11-May-18	28-Feb-19	12%	-	Settled in Cash on Nov. 13, 2018
2	79,800	06-Jun-18	06-Jun-19	8%	50,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 135% to 115% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
3	33,000	13-Jun-18	31-Mar-19	12%	-	Settled in Cash on Nov. 30, 2018	prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
4	53,000	22-Jun-18	22-Mar-19	11%	-	Settled in Cash on Dec. 3, 2018	The Company can redeem the note within six months of issuance without any premium.
5	50,000	29-Jun-18	15-Apr-19	12%	-	Settled in Cash on Dec. 21, 2018	prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
6	33,000	27-Jul-18	15-May-19	12%	33,000

The conversion price is a variable conversion price which will be 61% of the market price. Market price is the average of the lowest 2 trading prices during 10 trading days prior to the conversion date.

							prepayment at premium ranging from 110% to 130% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
7	27,000	25-Jul-18	25-Jul-19	5%	-	Converted into 227,845 common shares.
8	40,000	30-Jul.-18	30-Jul-19	8%	-	Converted into 134,682 common shares.
9	78,750	01-Aug-18	31-Jul-19	8%	78,750	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	The Company may pay this note any time.

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

#	Amount in ($)	Issue date	Maturity date	Interest rate p.a.	Loan balance as at Dec. 31, 2018 ($)	Conversion terms	Prepayment terms
10	52,000	09-Aug-18	09-Aug-19	8%	-	Converted into 134,682 common shares.	prepayment at premium ranging from 115% to 135% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
11	80,000	03-Aug-18	03-May-19	10%	80,000

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
15	75,000	03-Oct-18	03-Oct-19	12%	75,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 135% to 150% of the loan note if prepaid within 90 days and after 180 days respectively.
16	80,000	10-Oct-18	10-Jul-19	10%	80,000

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
17	52,000	08-Oct-18	09-Jan-19	8%	6,000	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 115% to 135% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS (continued)

#	Amount in ($)	Issue date	Maturity date	Interest rate p.a.	Loan balance as at Dec. 31, 2018 ($)	Conversion terms	Prepayment terms
18	40,000	17-Oct-18	17-Oct-19	8%	40,000	The conversion price is a variable conversion price which will be 63% of the market price. Market price is the lowest average two trading price during twelve trading days prior to the conversion date.	prepayment at premium ranging from 110% to 126% of the loan note if prepaid within 60 days and 180 days respectively.
19	22,500	29-Oct-18	15-Mar-19	5%	22,500	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 135% to 150% of the loan note if prepaid within 30 days and after 120 days but before 180 days respectively.
20	79,800	31-Oct-18	06-Jun-19	8%	79,800	The conversion price is a variable conversion price which will be 60% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	The Company may pay this note any time.
21	100,000	27-Nov-18	27-Nov-19	10%	100,000	The conversion price is a variable conversion price which will be 58% of the market price. Market price is the lowest trading price during twenty trading days prior to the conversion date.	prepayment at premium ranging from 120% to 140% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively.
	$ 1,201,850				$ 818,050

NOTE 6 - DERIVATIVE LIABILITIES

	December 31, 2018	March 31, 2018
Balance, at beginning of period	$933,198	$--
Derivative additions associated with convertible notes on issuance	631,679	767,931
Day one loss on derivatives	325,557	665,475
Change in fair value as at period end	(547,395)	(183,633)
Value transferred to paid in capital on conversion of convertible notes	(521,869)	(316,575)
Balance, at end of period	$821,170	$933,198

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the embedded conversion feature is considered a derivative liability. The fair value of the derivative was estimated on the issue date and subsequently remeasured on December 31, 2018 using the Black-Scholes valuation technique, using the following assumptions.

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES (continued)

Issue date:	December 31, 2018	December 31, 2017
Expected dividend	nil	nil
Risk free interest rate	0.030%	1%
Expected volatility	105.63%	107.11 -170.94%
Expected term	40 days - 314 days	30 days - 232 days

NOTE 7 - COMMON STOCK

(i)

COMMON STOCK ISSUED AND OUTSTANIDNG

a.

On August 10, 2018, Lupama exercised 29,843,335 warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $74,608 ,On September 6, 2018, exercised an additional 156,665 warrants to convert into an equal number of shares at an exercise price of $.0025 for a total of $392 and on October 2, 2018, Lupama exercised 4 million warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $10,000. Exercise of warrants was off set against amounts payable to Lupama in lieu of cash payment.

b.

On September 6, 2018, Lupama was issued 843,335 shares and on September 27, issued further 999,999 shares. These shares were valued at $0.45 per share, being the market price prevailing on the dates of their issues for a total of $829,500, which was off set against amounts payable to Lupama.

c.

During the nine months ended December 31, 2018 thirty-one convertible notes plus accrued interest were converted into 3,160,605 shares for a total value of $642,411.

At December 31, 2018 and March 31, 2018, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

(ii)

 COMMON STOCK SUBSCRIBED

On December 1, 2018, the Company initiated a private placement of up to 6 million units at a price of $.30 per Unit. Each Unit consisted of one common share and one warrant convertible into one common share at a conversion price of $.50 per share.

Up to December 31, 2018, the Company received three subscriptions totalling to $250,000 subscribing to 833,333 Units. The subscriptions were approved, and shares were issued in January 2019.

NOTE 8 - WARRANTS

In May 2017, the Company issued 5.9 million warrants in connection with the private placement.

The relative fair value of the 5.9 million warrants issued was estimated at $145,782 using the Black-Scholes valuation technique.

The value of warrants has been included in the paid in capital.

On August 1, 2018, the Company issued 30 million warrants and on October 1, 2018, 4 million warrants to Lupama for services provided in connection with the development of Plyzer. These warrants vested immediately on issuance and were valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share. The fair value of the 34 million warrants issued was estimated at $20,485,440 using the Black-Scholes valuation technique. The value of warrants has been included in the paid in capital and charged to expenses as stock compensation. All warrants were exercised as explained in Note 7 (i) (a).

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 - WARRANTS (continued)

The following assumptions were used in the valuation of these warrants:

Relating to warrants issued on	August 1, 2018	October 1, 2018
Expected dividend	nil	nil
Risk free interest rate	3%	3%
Expected volatility	138.56%	142.85%
Expected term	3 years	3 years

The movements during the nine months ended December 31, 2018 were as follows:

	December 31, 2018		March 31, 2018
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of period	5,900,000	$ 0.20	-	$ -
Issued	34,000,000	0.0025	5,900,000	0.20
Forfeited/Cancelled/Expired	-	-	-	-
Exercised	(34,000,000)	(0.0025)	-	-
Outstanding - end of period	5,900,000	$ 0.20	5,900,000	$ 0.20

The aforementioned warrants have an average remaining life of approximately 0.64 year as at December 31, 2018 (1.4 years as at March 31, 2018).

As explained in Note 7(ii), the Company received subscriptions for 833,333 Units under a private placement. 833,333 warrants relating to these subscriptions were issued in January 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	December 31, 2018	March 31, 2018
Balance, beginning of period	$195,099	$74,631
Funds advanced (net)	32,893	120,468
Balance, end of period	$227,992	$195,099

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

CONSULTING FEES

Consulting fees include fees charged by the CEO of $9,000 and $27,000 respectively for the three and nine months ended December 31, 2018. ($14,500 and $27,000 respectively for the three and nine months ended December 31, 2017).

Plyzer Technologies Inc.

Nine months ended December 31, 2018

Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

DEVELOPMENT COSTS

Development costs includes fees charged by Lupama of $327,381 and $1,646,259, respectively, for the three and nine months ended December 31, 2018 ($345,520 and $375,230 respectively for the three and nine months ended December 31, 2017). Lupama is a company controlled by the CEO of the Company’s subsidiary.

Lupama was issued 34 million warrants valued at $20,485,440 as explained in Note 8, which were fully exercised into equal number of restricted common shares and was also issued 1,843,334 restricted shares valued at $829,500 for services provided.

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $7,286 and $28,760 charged by the CEO for the three and nine months ended December 31, 2018. ($9,591 and $37,096 respectively for the three and nine months ended December 31, 2017).

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date these financial statements were issued and concluded that there are no other events to disclose except for the one detailed in Note 7(ii).

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

Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 860-0211. Our fiscal year end is March 31. Our Canadian subsidiaries signed an assignment of lease on January 1, 2018 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which will expire on December 30, 2019.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2018 and the audited financial statements and notes for the year ended March 31, 2018.

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

Beta testing carried out to date achieved the following:

o

Spain

▪

332 Pharmacies reached in Spain

▪

24,729 products reached in Spain

▪

1,793,580 prices crawled daily

o

Canada

▪

79 Stores reached in Canada

▪

44,980 products reached in Canada

▪

446,531 prices crawled Dailey

o

Cannabis Industry

▪

4,633 products reached

▪

78,578 prices crawled Dailey

During the three months ended December 31, 2018, the Company began extending its testing of PLYZER application in Cannabis industry.

The following were specific technical development during the three months ended December 31, 2018:

*

Product matching: Created and included a new textual prediction based on url match.

*

Product matching: Created and included a new textual prediction based on OCR text (text extraction from images).

*

Product matching: Improved execution time of the product matching. Now the product matching can be weekly executed for all the domains (Spain, Canada, cannabis).

*

Product matching: New control panel to select and introduce faster big chunks of prices.

*

Product matching: Visualisation of anomalies and missing brands. For instance, in Canada it was already used to introduce a total of more than 20K products.

*

Product matching: Improved accuracy of textual model (more than 5%).

*

Product matching: Textual model includes gender and volume identification - litre, kilogram...

*

Product matching: Includes a retraining method in order to update the textual models with the new data ingested.

*

Data ingestion (images): Created a new game application with user authentication that is use to match images and builds datasets.

*

Data ingestion (images): Extraction of images in order to feed our image datasets from other sources (google images, bing).

*

Data ingestion (images): Preprocessing of images to discard wrong ones using ASIFT method.

*

Several core developments in the contents and display and data capture rpograms.

*

Adapt and optimize PLYZER’s blog on social media including content development and monitoring results and impact on a monthly basis.

*

Promotional efforts through press and web communication

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

Results of operations

The Company did not have any operating income since its inception on February 23, 2005 through December 31, 2018. For the three and nine months ended December 31, 2018, the Company recognized a net loss of approximately $1.5 million and $23 million, respectively, compared to net loss of $0.5 million and $0.8 million, respectively, for the three and nine months ended December 31, 2017.

Major costs during the three and nine months ended December 31, 2018 related to the 34 million fully vested warrants issued to Lupama on August 1, 2018 (30 million) and October 1, 2018 (4 million). These warrants were valued at $20.5 million. The entire amount was expensed as stock compensation during the nine months ended December 31, 2018. There was no stock compensation during the nine months ended December 31, 2017.

Operating costs net of the value of warrants for the three months ended December 31, 2018 was $0.5 million of which $0.3 million related to development costs.

Overall operating expenses less stock compensation remained more or less same during the 2018 fiscal quarter compared to 2017 fiscal quarter.

Revenues

There was no revenue for the three and nine months ended December 31, 2018 and 2017.

Professional Fees

Professional fees for the three and nine months ended December 31, 2018 were $57,300 and $145,700 respectively compared to $4,200 and $29,620, respectively for the three and nine months ended December 31, 2017.

Professional fees for the three and nine months ended December 31, 2018 included legal fees of $55,550 and $136,500, respectively, and the remaining balance of the fees related to audit fees relating to reviews of the interim financials and 10-Q reports.

The increase in legal fees was mainly due to increasing the number of convertible loan notes issued, converted and paid, each of which involved due diligence and legal paperwork. There were approximately 33 loans related transactions during the nine months ended December 31, 2018 compared to 8 transactions during the nine months ended December 31, 2017.

Professional fees for the three and nine months ended December 31, 2017 were $4,200 and $29,620, respectively. Approximately $25,000 of the fees for the nine months to December 31, 2017 related to legal and due diligence fees paid to the lawyers involved in raising convertible debt financing and the balance of the fees consisted of audit and review fees charged by the independent accountants.

Consulting fees

Consulting fees for three and nine months ended December 31, 2018 were $48,319 and $90,675, respectively, compared to $17,500 and $37,000, respectively, for three and nine months ended December 31, 2017.

The fees for the three and nine months ended December 31, 2018 included fees of $9,000 and $18,000 charged by the CEO, respectively, and the remaining balance of the fees were charged by third parties for accounting, administrative and financial services. A new consultant was appointed in the Toronto office in September 2018 at a cost of CDN$4,000 per month. Further, in December 2018, this consultant was paid extra fee of $27,000 for additional work - which increased the overall consulting fees.

Consulting fees for the three and nine months ended December 31, 2017 included fees of $14,500 charged by the CEO and the remaining balance of $3,000 represented fees charged for accounting services. During the three months ended December 31, 2017, CEO’s annual fee was revised for the fiscal year 2018 from $25,000 to $36,000. As a result, apart from the fee of $9,000 based on the new fee for the quarter, additional fees of $5,500 for the first six months to September 30, 2017 was also charged during the nine months ended December 31, 2017.

General and administrative expenses

Significant items included in the general and administrative costs for the three and nine months ended December 31, 2018 were rent and utilities of respectively $8,085 and $24,463 for the Toronto office, filing fee for upgrades to the OTCQB listing of, respectively, $3,250 and $5,750 and transfer agent fees of respectively $3,420 and $9,930. The transfer agent fees increased significantly mainly due to increase in issuance and conversion of convertible notes. Exchange gain for the three and nine months ended December 31, 2018 was $5,081 and $5,699, respectively.

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

Travel, meals and promotion

These costs were incurred by the CEO and mainly involved travelling in Europe and North America in connection with the fund raising, promotion and monitoring the progress of the development work. Costs were less by approximately $8,000 during the 2018 period compared to 2017 period reflecting lesser travels.

Interest Expense

Interest expense during the three and nine months ended December 31, 2018 related to nine and twenty-one convertible unsecured loans issued, respectively, and four and seven loans prepaid respectively during the period. Interest ranged from 5% to 12% per annum. Interest included amortization of debt discount of $11,563 and $612,849, respectively for the three and nine months ended December 31, 2018.

Interest expense during the three and nine months to December 31, 2017 related to six convertible unsecured loans issued during the period, including two loans which were fully converted and one loan which was partially converted during the period, and consisted of debt discount of $90,837 and $160,417 and interest of $4,589 and $11,896, respectively for the three and nine months ended December 31, 2017.  Interest rates ranged from 8% to 12% per annum.

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

On October 1, 2018, Lupama was awarded additional 4 million fully vested warrants which were exercised for equal number of common shares on October 2, 2018 at an exercise price of $0.0025 per share.

The warrants were valued at $20.5 million using Black-Sholes valuation method as explained in Note 8 of the financial statements of the Company for the three and nine months ended December 31, 2018. Since all warrants were vested, the entire value was expensed.

Financial Condition, Liquidity and Capital Resources

For the nine months ended December 31, 2018, the Company generated a negative cash flow from operations of approximately $1.2 million (nine months to December 31, 2017: negative cash flow of approximately $0.5 million), which was primarily met from existing cash, proceeds from the convertible loans and from subscriptions received and advances from the director and shareholder. As of December 31, 2018, the Company had cash of $218,067 (as at March 31, 2018:  $261,575).

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

Investing activities

There was no new investment during the nine months ended December 31, 2018.

During the nine months ended December 31, 2017, the Company spent $5,507 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc.

Financing activities

The Company raised net $1.2 million of which approximately $0.9 million from debt financing net of debts settled in cash and $250,000 in subscription received under a private equity financing during the nine months ended December 31, 2018. ($624,807 for the nine months ended December 31, 2017). Details of the financing are provided in notes 5 and 7(ii) of the unaudited consolidated financials for the period.

The Company raised total of $624,807 through equity financing, shareholder advances and debt financing during the nine months ended December 31, 2017.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $28 million. The Company realized a net loss from operations of approximately $23 million and $0.8 million, respectively, for the nine months ended December 31, 2018 and 2017. These conditions raise substantial doubt about our ability to continue as a going concern. The Company believes that most of the development work has been completed and the project is at a stage where it will attract further equity financing which currently the Company continues to seek and its ability to settle or convert loans on a timely basis is likely to encourage lenders to continue to provide debt financing when required on a competitive terms . However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three and nine months ended December 31, 2018.

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

8-K filed on October 25, 2018

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  February 13, 2019

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.