Form 10-K
period 2019-03-31
Plyzer Technologies Inc.
filed 2019-08-02
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check whether the registrant has submitted electronically  every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]  No [  ]

Indicate by check mark if disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in  definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and ”emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter - September 30, 2017: $4,164,995

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 88,367,838 as of July 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

ii

iii

PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “could,” "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we," "us," "our," “the Company,” mean Plyzer Technologies Inc., unless otherwise indicated.

All dollar amounts in this annual report refer to US dollars unless otherwise indicated.

Overview

The Company was incorporated on February 23, 2005 under the laws of the state of Nevada. Effective July 15, 2015, Mr. Terence Robinson was appointed as the Chairman of the Board of directors and is also the Chief Executive Officer and Chief Financial Officer of the Company.

On March 31, 2017, the Company changed its name from ZD Ventures Corporation to Plyzer Technologies Inc. (“PLYZER,” the “Company”).

The Company has four subsidiaries, Plyzer Corporation, incorporated in the State of Delaware on December 9, 2016, Plyzer Technologies (Canada) Inc., incorporated in the Province of Ontario, Canada on April 11, 2017, Plyzer BlockChain Technologies Inc., incorporated in Ontario, Canada on November 3, 2017 and Plyzer Technologies Spain s.l. incorporated on April 12, 2019.

Our principal office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 860-0211. Our fiscal year end is March 31. Our Canadian subsidiaries signed a lease on January 1, 2019 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which will expire on December 30, 2019.

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

On November 21, 2016, the Company signed a consulting agreement with an independent Spanish Corporation, Lupama Producciones, S.L. (“Lupama”). Lupama’s key owner, Luis Pallares became the CEO of Plyzer Technologies (Canada) Inc. and Plyzer Corporation.

Lupama is creating an artificial intelligence driven engine for price comparison for the Company, known as “Plyzer.” Further details on Plyzer can be found in item 7 under “Business Plan and Strategy” section of this report.

Employees

As of March 31, 2019, the Company employed no full-time and no-part time employees. However, Plyzer Spain s.l., incorporated in April 2019, now has 35 full time employees including 9 freelancers working full time for Plyzer Spain. Further hiring plans will depend on the continued implementation of the current business strategy and if the required funds are raised. It is likely that for now, the Company will resort to hiring consultants as and when needed rather than employ people on a full-time basis to keep its operational costs at a minimum. All the development was outsourced to Lupama and other independent consultants until incorporation of Plyzer Spain s.l. However, currently, we have most of the development and commercialization work carried out in-house.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no formal long-term lease commitments. Its operations are handled from the Toronto office of Current Capital Corp., at 47 Avenue Road, Suite 200, Toronto, ON M5R 2G3 Canada. Current Capital Corp. is owned by one of the shareholders related to the CEO.

In May 2017, the Company’s wholly owned subsidiary, Plyzer Technologies (Canada) Inc. leased office space at 67 Portland St., Toronto, ON M5V 2M9. The lease terms are on a year to year basis and will expire on December 31, 2019. The office is primarily used for corporate work.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information.

Our common stock is quoted on the OTC Markets Inc. under the symbol "PLYZ." Until May 1, 2017, we were trading under the symbol” ZDVN.” Effective May 1, 2017 and following a name change, we began trading under the current symbol. Effective October 1, 2018, the Company’s stock began trading on OTCQB.

Information provided below represents the two years ended March 31, 2019:

	High ($)	Low ($)
4th quarter ended March 31, 2019	0.42	0.16
3rd quarter ended December 31, 2018	0.47	0.21
2nd quarter ended September 30, 2018	0.70	0.30
1st quarter ended June 30, 2018	0.62	0.29
4th quarter ended March 31, 2018	0.44	0.12
3rd quarter ended December 31, 2017	0.24	0.09
2nd quarter ended September 30, 2017	0.20	0.13
1st quarter ended June 30, 2017	0.20	0.10

The above information was taken from information on Yahoo Finance historical data.

Our common shares are issued in registered form. Our registrar and transfer agent is Empire Stock Transfer Inc., 1859 Whitney Mesa Dr., Henderson, NV 89014. Telephone: 702-818-5898.

(b) Holders.  As of March 31, 2019, there were approximately one hundred fifteen (115) holders of record of our common stock, which excludes those shareholders holding stock in street name.

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

Business Plan and Strategy

Plyzer Technologies Inc. is a provider of custom, real-time, cloud-based business intelligence solutions for brands to analyze critical online price and market data. Plyzer’s highly customizable dashboard enables country, regional and local sales, production and logistics operations to adapt to prevailing market conditions quickly. The Company’s technology is also being used to provide real-time price comparison reporting to the consumer market. These solutions are both driven by Plyzer’s proprietary artificial intelligence and machine learning technologies.

The Company’s business plan focuses on three main projects:

Plyzer.com

A comparison engine for prices of over the counter medical products currently available in Spain and Canada. Users can search for the stores selling the products of their choosing focusing on the lowest prices but also by proximity. The prices of the products vary and are compared across more than 400 stores.

Plyzer Intelligence

A tool built on artificial intelligence through internally developed algorithms, machine learning, geo-localization and product matching. It allows companies to apply business intelligence to their decisions through the simplification of big data. Brands and retailers can learn more about how their products, as well as their competitors’ products, are performing online.

CA.NNABIS

Cannabis products can vary in prices across the internet at sometimes reaching over 70% in price difference. The goal of Ca.nnabis is to help end users achieve maximum savings with every purchase by showing the end user all the different websites that sell a specific product or group of products, discovering stores by proximity is also possible.

FOR THE YEAR ENDED MARCH 31, 2019 AND 2018

Results of operations

The Company has not had any operating income since inception. For the fiscal year 2019, the Company recognized net loss from operations of approximately $23 million compared to approximately $1 million for the fiscal year 2018.

Major costs during the fiscal year 2019 related to 34 million fully vested warrants issued to Lupama, valued at approximately $20.5 million and recorded as development costs. There were no warrants issued in fiscal 2018. An additional $2.2 million in development costs were expensed in fiscal 2019 compared to approximately $0.7 million in fiscal 2018. Remaining costs for the fiscal 2019 were approximately $0.4 million compared to approximately $0.3 million in fiscal 2018, the main increase related to legal costs was associated with larger number of convertible loan notes issued in fiscal 2019 compared to the fiscal 2018.

Revenues

There was no revenue for the twelve months ended March 31, 2019 or 2018.

Development costs

Development costs for the fiscal year 2019 were approximately $22.7 million, of which approximately $20.5 million was related to 34 million fully vested warrants issued to Lupama as discussed above and an additional $2.1 million was charged by Lupama. Development activities increased significantly involving three projects as explained under Business plan and strategy section. These projects were beta-tested and are now ready for commercialization.

Summary of key tasks performed during the fiscal year 2019 is as follows:

CORE Development Core

•CrawlingBundle

•Move ScrapingHubController to CrawlingBundle

•Find competitors in sources

•Beginning New Price Core System

•API endpoints filtered by locations

•Google Merchant Processor

•[Missing Items] Datasource Column

•[Stats Evolution] % Matched chart

•Fast matching for rolematching

•[Fast Match] Implement NS/NC

•Improved robots.txt

•Added sitemap to robots

•Added location filter to marketplaces endpoint

•Added manufacturer field to brands

•Limited number of prices showed in website product profile

•Quarantine Crawling Items

•Adapt CSS to create css themes

•Added processed and extracted dates

•Cannabis translations

•Testing ProductPriceOverviewService

•Added Affiliation URL to Crawling Items

•Added Social Media accounts for Cannabis

•Sources / Fresh Sources / Fresh Matched Sources Chart

•Cannabis Apache Confs

•Run date field activated

•Look and Feel Ca.nnabis.com

•Clean Source Entity

•Cannabis Age verification

•Ca.nnabis live!

•ProductPricesOverview improved

•Ca.nnabis FAQS replaced

•Databases preformance improved

•Gobalstats endpoint per week

Product matching API

•Dockerization of the project for fast and easy deployment.

•Creation of a new endpoint for creating new brands with their related products.

•Code refactor.

Product matching

•Created an stacking model that improve 1% the final accuracy by means of combining all the models (textual and visual).

•Created XGBOOST model for Spanish language.

•Preprocessing that stores ASIFT keypoints and detect top colours from images.

•Include in the product matching pipeline the comparison of top colors from images, and the comparison of the ASIFT keypoints.

•Ensemble the old models with the new ones.

•Added the ability to detect 3D objects like Coca Cola cans

Image Collection App

•Login with the same credentials as the Plyzer Game

•Search for products from all Databases

•Capture all information for the scanned product (Barcode, name, images, and locations)

•Upload photos to Amazon AWS S3 bucket file store.

•Save all the information to the Datasets Ai game database

Cannabis App / Plyzer App

•Modified to be able to be used for multiple apps: each with its own unique look and features

•Added age Verification

•Showing only best and worst prices in the product view

•Translated into 3 languages

•Animations for Barcode scanning

•Released the cannabis app to the Canadian and US app stores.

Development costs during the fiscal year 2018 was approximately $0.7 million of which approximately $0.6 million was charged by Lupama. Development was during the fiscal 2018 was primarily focused on Plyzer.com project.

Professional Fees

Professional fees comprise audit and review costs and processing and due diligence costs associated with convertible loan notes.

For the fiscal year 2019, professional fees were $242,960, of which audit and review costs were $23,200 and legal and compliance costs were $219,760.

Professional fees for the fiscal year 2018 totalling $112,820 are comprised of audit and review fees of $7,400 charged by the independent accountant and legal fees of $105,420.

Quarterly review costs for the fiscal year 2019 were $1,750 compared to $1,100 during the fiscal year 2018. Annual audit costs increased from $6,200 for the fiscal year 2018 to $15,000 for the fiscal year 2019. Increased volume and complexities of convertible loan notes resulted in increased review and audit fee.

There were 32 new convertible loan notes issued for a total value of approximately $2 million during the fiscal year 2019 compared to 18 notes for a total value of approximately $0.8 million during the fiscal year 2018. This resulted in increased processing and due diligence costs from $105,420 in the fiscal year 2018 to $219,760 in the fiscal year 2019.

Consulting Fees

Consulting fee for the fiscal year 2019 included fee of $36,000 charged by the CEO and $73,913 charged by third party consultants.

Consulting fees for the fiscal year 2018 included fees of $36,000 charged by the CEO and $24,000 charged by third party consultants.

The increase over fiscal year 2018 is mainly due to fee of approximately $49,000 charged by a Canadian consultant appointed during the fiscal year 2019.

General and Administrative Expenses

General and administrative costs for the fiscal year 2019 included rent for the Toronto office of $33,336, a donation of $13,000 and transfer agent fees of $14,180.

General and administrative expenses for fiscal year 2019 increased by approximately $36,000 or 76% from fiscal year 2018 expenses. Increase in expenses was mainly attributed to donation (which was a new cost item in the fiscal year 2019), rent increase from $25,000 to $33,000 and transfer agent fees increase from $7,700 to $14,100 mainly due to increase in loans conversions, warrant issuance and related treasury activities.

General and administrative costs for the fiscal year 2018 included rent and utilities of the Toronto office of approximately $25,000, and transfer agent fees and regulatory fees of $7,745 and $3,765 respectively.

Travel, meals and promotion

Travel, meals and promotion costs were incurred mainly by the CEO in travels between Europe and North America in connection with fund raising and promotional activities.

There were no significant changes in the costs from the fiscal year 2018 to fiscal year 2019.

Interest Expense

Interest and amortization costs increased significantly during the fiscal year 2019 to $1,577,434 from $360,557 due mainly to increased level of loan notes issued. 32 new notes were issued during the year for a total amount of $2 million compared to 18 notes for a total amount of $0.8 million during the fiscal year 2018. Interest costs included debt discount of $1,555,644.

Interest costs related to 18 convertible loans raised during the fiscal year 2018 and included debt discount of $334,915.

Gain on cancellation of debts

Gain on cancellation of debts relate to two debts which were considered no longer payable as follows:

a.$46,000 related to fees charged by a consultant during the fiscal year 2017 and 2018. This fee is no longer payable and is reversed.

b.$22,761 (€19,879) was charged by a Spanish lawyer in 2014. This amount was disputed by the Company. The Company received no further reminders from the said lawyer for last three years and as a result, it was considered no longer payable and written off to income.

Financial Condition, Liquidity and Capital Resources

For the fiscal year 2019, the Company generated a negative cashflow of approximately $2 million which was primarily from proceeds from shares issued and convertible loans.

For the fiscal year 2018, the Company generated a negative cash flow from operations of $913,924, which was met primarily from proceeds from shares issued and convertible loans.

In absence of any potential revenue in the near future, the Company will continue to be dependent upon debt and equity financing and borrowings from director and shareholder.

Our present material commitments are completion and commercialization of the three projects, maintenance of Toronto and Spanish offices, and staff and professional and administrative fees and expenses associated with the preparation of our filings with the U.S. Securities and Exchange Commission (“SEC”) and other regulatory requirements.

The Company is seeking to raise capital to implement the Company's business strategy.  In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may have scale down its activities until it can raise additional funding or generate revenue from its existing technologies.

Investing activities

There were no investing activities during the fiscal year 2019.

During the fiscal year 2018, the Company spent $7,843 on furniture and equipment for the Toronto office of Plyzer Technologies (Canada) Inc.

Financing activities

The Company raised approximately $2 million through debt financing and $345,000 through equity financing during the fiscal year 2019. The shareholder and director advanced approximately $70,000 and settled in cash convertible loans of $519,436 during the fiscal year 2019. Details of the financing are provided in Notes 5,7 and 9 of the audited consolidated financials for the year ended March 31, 2019.

The Company raised total of $1.2 million through equity financing, shareholder advances and debt financing during the fiscal year 2018.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $30.7 million as at March 31, 2019 ($5.1 million as at March 31, 2018). The Company realized a net loss of approximately $25.6 million and $1.8 million, respectively, for the years ended March 31, 2019 and 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Company continued to secure additional funds through equity and convertible loans and raised approximately $1.2 million since April 1, 2019 and is currently negotiating with others to raise further funding needed. However, there is no guarantee that such negotiations will succeed or result in the availability of the required funding. Particularly, if the Company is unable to successfully commercialize its three products, it may fail to attract further funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Foreign Currency Translation

The Company’s functional and reporting currency is the United States Dollar. Assets and liabilities recorded in currencies other than US dollars are translated into USD at the prevailing exchange rates in effect at the end of the reporting period, the historical rate for stockholders’ equity (deficiency) and revenues, expenses, gains and losses shall be translated at the exchange rate on the dates on which these elements are recognized, or if found to be impractical, the average exchange rate for the period may be used to translate these elements.  Adjustments that arise from translation into the reporting currency are recorded as an exchange gain or loss and are recognized as a component of other comprehensive income. Transaction gains and losses are recorded in the earnings in the period of settlement.

Commitments

The Company has no long-term commitments.

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

Plyzer Technologies Inc.

Consolidated Financial Statements for the Years Ended March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Plyzer Technologies Inc.

Ontario, Canada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Plyzer Technologies Inc. (the “Company”) as of March 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended March 31, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses since inception, has accumulated a significant deficit, has negative cash flows from operations, and currently has no revenues. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

Farmington, Utah

August 2, 2019

Plyzer Technologies Inc.

Consolidated Balance Sheets

As at March 31,	2019	2018

ASSETS
CURRENT ASSETS
Cash	$183,439	$261,575
Prepaid expenses and deposit	20,887	16,287
Total Current Assets	204,326	277,862
Furniture and equipment, net	2,615	5,229
Total Assets	$206,941	$283,091

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$47,989	$148,606
Advances from director and stockholder	264,733	195,099
Convertible debts, net of debt discount	306,648	121,827
Derivative liabilities	2,110,425	933,198
Total Current Liabilities	2,729,795	1,398,730
Total Liabilities	2,729,795	1,398,730

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value, authorized 300,000,000 shares; 84,330,955 and 43,183,271 shares issued and outstanding at March 31, 2019 and 2018 respectively	84,330	43,183
Common stock subscribed	300	-
Additional paid-in capital	28,015,297	3,901,238
Accumulated other comprehensive income	67,653	65,353
Accumulated deficit	(30,690,434)	(5,125,413)
Total Stockholders’ Deficit	(2,522,854)	(1,115,639)
Total Liabilities and Stockholders’ Deficit	$206,941	$283,091

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Statements of Consolidated Operations and Comprehensive Loss

Year ended March 31,	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES:
Development costs	22,679,546	697,059
General and administrative expenses	83,571	47,652
Professional fees	242,960	112,820
Consulting fees	109,913	65,510
Travel, meals and promotions	41,076	43,716
Total expenses	23,157,066	966,757

Loss from operations	(23,157,066)	(966,757)

Premium on early settlement of convertible loans	(190,579)	-
Gain on cancellation of debts	68,761	-
Derivative loss	(708,703)	(481,842)
Interest and amortization of debt discount	(1,577,434)	(360,557)
Net loss	(25,565,021)	(1,809,156)

Other comprehensive (loss) gain	2,300	(4,075)
Comprehensive (loss)	$(25,562,721)	$(1,813,231)

Net loss per share, basic and dilutive	$(0.37)	$(0.05)
Number of weighted average common shares outstanding	68,485,396	39,227,665

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Statement of Consolidated Stockholders’ Equity (Deficit)

	Number of shares	Common stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
BEGINNING BALANCE, April 1, 2017	34,616,476	$34,616	$-	$3,069,094	$(3,316,257)	$69,428	$(143,119)
Share issued under private placement	5,900,000	5,900	-	289,100			295,000
Settlement of convertible loans and accrued interest	2,666,795	2,667		226,469			229,136
Derivative liabilities reclassified as additional paid in capital due to conversion of notes				316,575			316,575
Translation differences	-	-	-	-	-	(4,075)	(4,075)
Net loss					(1,809,156)		(1,809,156)
ENDING BALANCE, March 31, 2018	43,183,271	$43,183	$-	$3,901,238	$(5,125,413)	$65,353	$(1,115,639)
BEGINNING BALANCE, April 1, 2018	43,183,271	43,183	-	3,901,238	(5,125,413)	65,353	(1,115,639)
Warrants exercised	34,000,000	34,000	-	51,000	-	-	85,000
Warrants issued for services	-	-		20,485,440	-	-	20,485,440
Shares issued for services provided	1,843,334	1,843	-	827,657	-	-	829,500
Subscriptions received under private placement	900,000	900	300	343,800	-	-	345,000
Shares issued on conversion of convertible loans	4,404,350	4,404	-	834,293	-	-	838,697
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-		-	1,571,869	-	-	1,571,869
Translation differences	-		-	-	-	2,300	2,300
Net loss	-		-	-	(25,565,021)	-	(25,565,021)
ENDING BALANCE, March 31, 2019	84,330,955	$84,330	$300	$28,015,297	$(30,690,434)	$67,653	$(2,522,854)

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Statements of Consolidated Cash Flows

Year ended March 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,565,021)	$(1,809,156)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	21,399,940	-
Interest and fees settled in shares	52,864	12,229
Gain on cancellation of debts	(68,761)	-
Depreciation	2,614	2,614
Derivative loss	708,703	481,842
Amortization of debt discount on convertible notes	1,558,644	334,915
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses and deposit	(4,600)	678
Increase (decrease) in accounts payable and accrued liabilities	(100,617)	62,954
Net cash generated (used) by operating activities	$(2,016,234)	$(913,924)

CASH FLOWS FROM (INTO) INVESTING ACTIVITIES
Purchase of furniture and equipment	-	(7,843)
Net cash (used in) investing activities	$-	$(7,843)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from director and stockholder	69,634	120,468
Proceeds from shares subscribed	75,000	-
Proceeds from shares issued	270,000	295,000
Payments for settlement of convertible loans	(519,436)	-
Proceeds from convertible loans	2,040,600	771,750
Net cash provided by financing activities	$1,935,798	$1,187,218

Effects of exchange rates on cash	$2,300	$(4,075)

Net (decrease) increase in cash	(78,136)	261,376
Cash, beginning of period	261,575	199
Cash, end of period	$183,439	$261,575

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$33,034	$-

Non-Cash Investing and Financing Activities:
Convertible note and accrued interest converted into common shares	$838,697	$229,136
Derivative liability reclassified as additional paid-in capital	$1,571,869	$316,575
Common stock issued upon exercise of warrant	$85,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, and through its subsidiaries, is a provider of custom, real-time, cloud-based business intelligence solutions for brands to analyze critical online price and market data.

(B)  Basis of Presentation

The audited consolidated financial statements for the year ended March 31, 2019 include the accounts of Plyzer Technologies Inc. and the following wholly owned subsidiaries and are presented in accordance with accounting principles generally accepted in the United States (“GAAP”), and are expressed in U.S. dollars:

a.Plyzer Corporation, incorporated in the State of Delaware on December 9, 2016.

b.Plyzer Technologies (Canada) Inc., incorporated in Ontario, Canada on April 11, 2017.

c.Plyzer Blockchain Technologies Inc., incorporated in Ontario, Canada on November 3, 2017. This subsidiary has not yet commenced any operations.

All material intercompany accounts and transactions have been eliminated in consolidation.

(C)  Use of Estimates

The financial statements have been prepared in conformity with GAAP. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial position, and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

(D)  Significant Accounting Policies

Technology and Content

Technology and content costs include charges from third party contractors involved in the research and development of new and existing products and services, development, design, and maintenance of our websites, curation and display of services made available on our websites, and infrastructure costs. Infrastructure costs include servers, networking equipment, rent, utilities, and other expenses necessary to support wideband system. Collectively, these costs reflect the investments we make in order to offer a wide variety of products and services to our customers.

Technology and content costs are expensed as incurred.

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

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D)  Significant Accounting Policies (continued)

Foreign Currency Translation (continued)

Adjustments that arise from translation into the reporting currency are recorded as an exchange gain or loss to be included as other comprehensive gain or loss. For the fiscal year 2019, the average exchange rate for the year was CDN$1= US$0.76 (for the fiscal year 2018: CDN$1=US$0.78) and exchange rate as at March 31, 2019 was CDN$1 = US$0.75 (March 31, 2018 was CDN$1 = US$0.78). Transaction gains and losses are recorded in the earnings in the period of settlement.

Basic and Diluted Loss Per Share

In accordance with ASC Topic 280 - "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the year ended March 31, 2019 excludes potentially dilutive securities of 19,762,867 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	March 31, 2019	March31, 2018
Stock purchase warrants	6,800,000	5,900,000
Convertible notes	12,962,867	2,145,573
Total	19,762,867	8,045,573

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturity of three months or less to be cash equivalents. As of March 31, 2019, and 2018, the Company had no cash equivalents.

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

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D)  Significant Accounting Policies (continued)

Convertible Debts and Derivative Liability

Convertible loan notes issued by the Company have embedded conversion features where principal liability and accrued interest are convertible, at the option of the loan holder, into common shares of the Company, at a price, based on the quoted market price of the Company’s common shares on the date of conversion discounted at an agreed percentage. The derivative liability is segregated and initially carried at fair value and subsequently remeasured on each reporting date at their fair value. The difference is taken to income as derivative gains or losses.

The debt discount is amortized over the period of the loan and charged to interest expense. Loans are stated at net of amortized debt discount amount.

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

FASB Accounting Standards Codification (ASC) topic 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(D)  Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

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

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2019 and March 31, 2018:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2019:
Liabilities
Derivative liabilities	$--	$--	$2,110,425

As of March 31, 2018:
Liabilities
Derivative liabilities	$--	$--	$933,198

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The management believes that the beta testing has been successfully completed for the Company’s three projects namely, Plyzer.com, Plyzer Intelligence and CA.NNABIS. These projects are expected to begin generating revenues during the forthcoming fiscal year. However, revenue that may be expected in the next twelve months may not be sufficient to cover its development and operating costs and this raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. As of March 31, 2019, the Company has an accumulated deficit amount of approximately $31 million.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” Under this guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company does not expect the adoption to have a material impact on its consolidated financial statements upon adoption.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial instruments." The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on April 1, 2020. Early adoption is permitted for periods beginning on or after April 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”, and ASU No. 2017-04, “Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment”. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220).” ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate on items within accumulated other comprehensive income or loss due to the enactment of the Tax Act on December 22, 2017. The new standard is effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In June 2018, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early adoption permitted. The Company expects no material impact on its results of operations or cash flows in the periods after adoption.

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

NOTE 4 - PREPAID EXPENSES AND DEPOSIT

Year ended March 31,		2019	2018
Prepaid development cost		$-	$9,000
Deposits	i	6,381	3,086
Taxes receivable	ii	7,903	4,046
Prepaid cost		6,603	155

		$20,887	$16,287

i.Deposits included rent deposit of $2,960 is for leasing of the Toronto office and deposit of $3,421(€3,000) held in Spain as required under the Spanish laws to incorporate a new subsidiary, Plyzer Technologies Spain s.l. The subsidiary was incorporated in April 2019.

ii.Taxes receivable is harmonized sales tax paid in Canada for which a tax credit is receivable in cash.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 5 - CONVERTIBLE DEBTS

March 31,		2019	2018
Principal balance, at beginning of year		$542,614	$-
Accrued interest and fees		52,864	-
Converted to additional paid in capital		(834,293)	(226,469)
Converted to common stock		(4,404)	(2,667)
Convertible notes settled in cash	i	(519,436)	-
Convertible notes issued	ii	2,040,600	771,750
Unamortized debt discount		(971,297)	(420,787)
Balance, net of debt discount, at end of year		$306,648	$121,827

i.During the year ended March 31, 2019, the Company paid off eleven loans in cash for a total amount of $743,049 made up of:

For the year ended March 31,	2019	2018
Principal amount of loan	$519,436	$-
Premium on early settlement	190,579	-
Accrued interest	33,034	-
	$743,049	$-

ii.During the year ended March 31, 2019, the Company entered into convertible notes agreements with independent lenders totaling to $2,040,600. The following is a summary of the main terms of these agreements:

Year ended March 31	2019	2018
Number of new loan notes issued	32	17
Total amount of the loans	$ 2,040,600	$771,750
Interest rates	from 8% to 12%	from 5% to 12%
Period of loans	six months to one year	four months to one year
Conversion terms

The conversion price is a variable conversion price which varies from 58% to 61% of the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 20 trading days prior to the conversion date.

The conversion price is a variable conversion price which varies from 60% to 61% of the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 25 trading days prior to the conversion date.

Prepayment terms	Prepayment at premium ranging from 110% to 150% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days	Prepayment at premium ranging from 110% to 150% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days

One loan with a balance of $8,750 was due on March 15, 2019 but remained unpaid on that date. The terms of the loan agreement provides that on default the loan is immediately payable at 150% of the outstanding amount.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 6 - DERIVATIVE LIABILITIES

March 31,	2019	2018
Balance, at beginning of year	$933,198	$-
Derivative additions associated with convertible notes on issuance	2,040,393	767,931
Day one loss on derivatives	539,087	665,475
Change in fair value as at year end	169,818	(183,633)
Value transferred to paid in capital on conversion of convertible notes	(1,571,869)	(316,575)
Balance, at end of year	$2,110,425	$933,198

Since the convertible loan notes issued during the year have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the imbedded conversion feature is considered a derivative liability.

The fair value of the derivative relating to the convertible loans notes outstanding at March 31, 2019 was calculated on the issue date and subsequently remeasured on March 31, 2019 using the Black-Scholes valuation technique, using the following assumptions:

Year ended March 31,	2019		2018
	Issue date	March 31, 2019	Issue date	March 31, 2018
Expected dividend	nil	nil	nil	nil
Risk free interest rate	2.96%	2.96%	1%	1%
Expected volatility	102% -167%	120%	15.17% - 234.52%	214.19%
Expected term	91 days -365 days	66 days - 361 days	283 days-638 days	142 days- 587 days

NOTE 7 - COMMON STOCK

(i)COMMON STOCK ISSUED AND OUTSTANDING

Fiscal year 2019

a.On August 10, 2018, Lupama exercised 29,843,335 warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $74,608 ,On September 6, 2018, Lupama exercised an additional 156,665 warrants to convert into an equal number of shares at an exercise price of $.0025 for a total of $392, and on October 2, 2018, Lupama exercised 4 million warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $10,000. Exercise of warrants was off set against amounts payable to Lupama in lieu of cash payment.

b.On September 6, 2018, Lupama was issued 843,335 shares and on September 27, issued further 999,999 shares. These shares were valued at $0.45 per share, being the market price prevailing on the dates of their issues for a total of $829,500.

c.During the year ended March 31, 2019 forty-three convertible notes plus accrued interest were converted into 4,404,350 shares for a total value of $838,697.

d.During the year ended March 31, 2019, the Company raised $345,000 under a private placement, of which $270,000 were subscribed by four subscribers who were issued 900,000 shares at an average price of $0.30 per share while the balance $75,000 were subscribed by two other subscribers at an average price of $0.25 per share who were issued 300,000 shares after March 31, 2019 (See Note 7(ii))

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 7 - COMMON STOCK (CONTINUED)

Fiscal Year 2018

On May 2, 2017, the Company initiated a private placement of up to 10 million Units at a price of $0.05 per Unit. Each Unit consisted of one common share and one warrant. The warrant is convertible into one share at an exercise price of $0.20 per share and is valid for two years.

During the year to March 31, 2018, the Company issued 5.9 million Units for net proceeds of $295,000.

During the year to March 31, 2018, six convertible notes plus accrued interest were converted into 2,666,795 shares for total value of $229,136.

At March 31, 2019 and March 31, 2018, the Company had 200,000,000 common shares of par value $0.001 common stock authorized.

(ii)COMMON STOCK SUBSCRIBED

On December 1, 2018, the Company initiated a private placement of up to 6 million units at a price of $.30 per Unit. Each Unit consisted of one common share and one warrant convertible into one common share at a conversion price of $.50 per share. Unit price was subsequently revised to $0.25 per Unit.

900,000 shares were issued before March 31, 2019 against the subscriptions received of $270,000 from four subscribers (see Note 7(i).

Two other subscribers subscribed to 300,000 shares for a total subscription price of $75,000 at $0.25 per share. The shares were not issued until after March 31, 2019.

NOTE 8 - WARRANTS

In May 2017, the Company issued 5.9 million warrants in connection with a private placement. The relative fair value of the 5.9 million warrants issued was estimated at $145,782 using the Black-Scholes valuation technique.

The value of warrants has been included in the paid in capital. Warrants are convertible into equal number of shares and are exercisable at $0.20 per share. Warrants are valid for 2 years from the issued date subject to the closing price of the common shares of Plyzer Technologies on OTC Markets or any other stock exchange where such shares trade is equal to or exceeds $0.50 after six (6) months for twenty (20) consecutive trading days, then the expiry date for the $0.20 warrants shall automatically accelerate to the date which is 30 days following the date of a press release announcing the accelerated expiration date.

On August 1, 2018 and October 1, 2018, the Company issued 30 million warrants and 4 million warrants respectively, to Lupama for services provided in connection with the development of Plyzer projects. These warrants vested immediately on issuance and were valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share. The fair value of the 34 million warrants issued was estimated at $20,485,440 using the Black-Scholes valuation technique. The value of warrants has been included in the paid in capital and charged to expenses as stock compensation. All warrants were exercised as explained in Note 7 (i) (a).

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 8 – WARRANTS (CONTINUED)

The following assumptions were used in the valuation of these warrants:

Relating to warrants issued on	August 1, 2018	October 1, 2018
Expected dividend	nil	nil
Risk free interest rate	3%	3%
Expected volatility	138.56%	142.85%
Expected term	3 years	3 years

On January 15, 2019, the Company issued 900,000 warrants in connection with the private placement as explained in Note 7 (ii). The relative fair value of the 900,000 warrants issued was estimated at $171,000 using the Black-Scholes valuation technique. The value of warrants has been included in the paid in capital.

The following assumptions were used in the valuation of these warrants:

Expected dividend	nil
Risk free interest rate	3%
Expected volatility	105%
Expected term	2 years

The warrant activity during the year ended March 31, 2019 and 2018 were as follows:

Year ended March 31,	2019		2018
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of year	5,900,000	$ 0.20	-	$ -
Issued	34,900,000	$ 0.20	5,900,000	$ 0.20
Exercised	(34,000,000)	$ (0.0025)	-	$ -
Outstanding - end of year	6,800,000	$ 0.24	5,900,000	$ 0.20

The aforementioned warrants have an average remaining contractual life of approximately 0.57 year as at March 31, 2019 (1.4 year as at March 31, 2018).

As explained in Note 7(ii), the Company received subscriptions for 300,000 Units under a private placement. 300,000 warrants relating to these subscriptions were issued in April 2019.

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND SHAREHOLDER

Year ended March 31,	2019	2018
Balance, beginning of year	$195,099	$74,631
Funds advanced (net)	69,634	120,468
Balance, end of year	$264,733	$195,099

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and a shareholder, Current Capital Corp., which is wholly owned by a brother of the Company’s CEO.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 9 - RELATED PARTY TRANSACTIONS (CONTINUED)

CONSULTING FEES

Consulting fee includes fee charged by the CEO of $36,000 for the fiscal year 2019. (Fiscal year 2018: $36,000).

DEVELOPMENT COSTS

Development costs include fees of $2,091,338 (Fiscal year 2018: $617,432) charged by Lupama, a company controlled by the CEO of one of the Company’s subsidiaries.

Lupama was issued 34 million warrants valued at $20,485,440 as explained in Note 8, which were fully exercised into equal number of restricted common shares and was also issued 1,843,334 restricted shares valued at $829,500 for services provided during the year ended March 31, 2019.

TRAVEL, MEALS AND PROMOTIONS

Travel and meals costs of $41,076 were charged by the CEO during the fiscal year 2019. (Fiscal year 2018: $43,716).

PAYABLES AND ACCRUALS

Includes $nil due to CEO as at March 31, 2019. (As at March 31, 2018: $55,807)

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

For the years ended March 31, 2019, and 2018, respectively, the Company produced net operating losses before provision for income taxes of approximately $2.8 million and $980,000 respectively; accordingly, a provision for income taxes of $0 was recorded during the year ended March 31, 2019 and 2018.

The components of the Company’s deferred tax assets as of March 31, 2019 and 2018 are as follows:

March 31,	2019	2018
Net operating loss carryover	$(1,292,144)	$(708,507)
Valuation allowance	1,292,144	708,507
Net provision for federal income taxes	$-	$-

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 10 - INCOME TAXES (CONTINUED)

The Company’s effective income tax rate of 0.0% differs from the statutory rate of 21% (Fiscal 2018:21%) for the reason set forth below for the years ended March 31:

Year ended March 31,	2019	2018
Income tax (recoverable) payable at statutory rate	$(5,368,654)	$(633,205)
Derivative loss	148,828	168,645
Amortization of debt discount	327,315	117,220
Interest settled in shares	11,101	4,280
Stock compensation	4,301,942	-
Effect of rate changes on deferred tax assets and valuation allowance	-	138,936
Valuation allowance	579,468	204,124
Net provision for federal income taxes	$-	$-

As at the year-end the Company had an approximate net tax loss carried forward of $5.24 million (2018: $2.4 million). Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”), which significantly changed U.S. tax law. The Act changed the rules on net operating loss carry forwards. The 20-year limitation was eliminated for losses incurred after January 1, 2018, giving the taxpayer the ability to carry forward losses indefinitely. However, net operating loss carry forwards arising after January 1, 2018 will now be limited to 80 percent of taxable income.

There is a three-year limitation on IRS audit since filing of a tax return. The Company has yet to file its tax returns since the fiscal year 2012. Penalties and interest if any charged are included in general and administrative expenses. No penalty or interest was charged or included during the years ended March 31, 2019 and 2018.

The Company’s subsidiary in Canada is subject to Canadian Federal and Provincial taxes. There is however no tax liability due to losses. At the year end, the Company had approximately net tax losses carried forward of approximately $43,000 (2018: $8,000), which have been fully offset by valuation allowance of the same amount, as their realization is determined not likely to occur.

NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from March 31, 2019 through the date of these financial statements were issued, and has determined there have been no subsequent events for which disclosure is required, other than as disclosed below:

1.The Company raised $963,135 subsequent to the balance sheet date by way of convertible debt financing from ten independent entities. The convertible promissory notes carry interest of 8% and 12%, respectively and are repayable within nine months and one year respectively. The notes are convertible into common shares of the Company at a price based on the average quoted price discounted by 60% to 61%. It also raised $510,000 in equity financing through private placement at $0.20 to $0.25 per share.

Plyzer Technologies Inc.

Years ended March 31, 2019 and 2018

Notes to Consolidated Financial Statements

NOTE 11 - SUBSEQUENT EVENTS (CONTINUED)

2.The Company issued total of 4,036,883 shares between April 1, 2019 and July 29, 2019 of which 1,496,883 shares were issued in settlement of convertible loan notes, 2,040,000 shares were issued in an equity financing through private placement and 500,000 shares were issued to a consultant for services provided.

3.In April 2019, the Company incorporated a wholly owned subsidiary, Plyzer Technologies Spain s.l.. in Spain. Development consulting contract with Lupama was terminated and all development and commercialization work will be carried out in house at this subsidiary.

4.In June 2019, the Company incorporated another wholly owned subsidiary, PlyzerCan Intelligence Ltd., in Ontario, Canada

5.On July 7, 2019, the Company increased its authorized capital to 300 million common shares with $0.001 par value from 200 million common shares with $0.001 par value.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with our accountants for the year ended March 31, 2019 or any interim period.

We have not had any other changes in, nor have we had any disagreements, whether or not resolved, with our accountants on accounting and financial disclosures during our two recent fiscal years or any later interim period.

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

Management assessed the effectiveness of our internal control over financial reporting and disclosure controls and procedures as of March 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013"). Based on our assessment, we believe that, as of March 31, 2019, our internal control over financial reporting and disclosure controls and procedures was not effective based on those criteria and appointing full-time staff to enforce such controls is not presently considered cost-effective.

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

Changes in Internal Control Over Financial Reporting

There were no major changes in internal control over financial reporting during the fiscal year 2019.  The Company’s Plyzer project development work was carried out by Lupama in Spain but will now be managed in-house by our subsidiaries in Spain and Canada for which the Company will be recruiting certain staff including an accountant in Spain, provided the Company could generate enough financial resources to support these costs. In the event of such recruitments, more effective internal controls will be introduced and followed.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officer and director of the Company.

Name	Age	Position(s) with Company

Terence Robinson	59	Chief Executive Officer of Plyzer Technologies Inc. and all the subsidiaries except Plyzer Corporation and sole director.
Luis Pallares	45	Chief Executive Officer of Plyzer Corporation

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

During the past five years, to the best of our knowledge, none of the directors has been the subject of the following events:

1.Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting such person’s involvement in any type of business, securities or banking activities.

4.Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board of Directors

As we only have one Board member and given our limited operations, we do not have separate or independent audit or compensation committees. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board.

Compensation of Directors

Our directors receive no cash compensation as directors. However, Mr. Robinson charged fees of $36,000 for the fiscal year 2019 for his services as CEO.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Terence Robinson who acts as both the CEO and CFO charged $36,000 for the fiscal year 2019.

Lupama, controlled by Luis Pallares, who is chief executive officer of all our subsidiaries, charged approximately $2 million for providing development services during the fiscal year 2019. Lupama was also issued 34 million warrants valued at $20,485,440, which were fully exercised into equal number of restricted common shares and was also issued 1,843,334 restricted shares valued at $829,500 for services provided during the fiscal year 2019.

Compensation of Directors

Directors received no compensation to act as directors during the fiscal years 2019 and 2018.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plan.

Stock Option and Stock Appreciation Rights

We do not currently have a Stock Option or Stock Appreciation Rights Plan. No stock options or stock appreciation rights were awarded during the fiscal year ended March 31, 2019, or the period ending on the date of this Report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2019, information with respect to the beneficial ownership of our common stock by (i) persons known by us to beneficially own more than five percent of the outstanding shares, (ii) each director, (iii) each executive officer and (iv) all directors and executive officers as a group.

Name and Address	Title of Class	Number	Percent (1)

Terence Robinson 68 Admiral Road, Toronto, ON M5R 2L5	Common	18,595,452	22%

Luis Pallares Velazquez 53, 4 IZQ, 28001 Madrid, Spain	Common	23,000,000	27%
		41,595,452	49%

(1)Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the number of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2019. As of March 31, 2019, there were 84,330, 955 shares of our common stock issued and outstanding.

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

(a)any director or officer;

(b)any person proposed to be a nominee for election as a director;

(c)any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(d)any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

Director Independence

There is presently no public market for our common stock. As a result, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a) (15). Under NASDAQ Rule 4200(a) (15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Mr. Terence Robinson is a director who acts as CEO and CFO. As such, we do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the fiscal years ended March 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of the Corporation's financial statements in our Annual Reports on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year ended March 31,	Audit Fees	Audit-Related Fees	Tax Fees	All Other Fees
2019	$ 23,200	none	none	none
2018	$ 7,400	none	none	none

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Report:

1.Financial Statements. The following financial statements and the reports of our independent registered public accounting firm are filed herewith.

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets at March 31, 2019 and 2018

•Statements of Consolidated Operations and Comprehensive Loss for the years ended March 31, 2019 and 2018

•Statements of Consolidated Stockholders’ Equity (Deficit) for the years ended March 31, 2019 and 2018

•Statements of Consolidated Cash Flows for the years ended March 31, 2019 and 2018

•Notes to Consolidated Financial Statements

2.Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3.Exhibits Incorporated by Reference or Filed with this Report.

(a)The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are incorporated herein, as follows:

Exhibit Number	Descriptions

31.1*	Certifications of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2019 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

*  Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLYZER TECHNOLOGIES INC.

Date: August 2, 2019

By: /s/Terence Robinson
Terence Robinson, Chief Executive Officer President, Secretary, Treasurer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 2, 2019

/s/Terence Robinson
Terence Robinson Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)