Form 10-Q
period 2019-06-30
Plyzer Technologies Inc.
filed 2019-09-12
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period June 30, 2019

[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

PLYZER TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0381956
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

47 Avenue Road, Suite 200

Toronto, ON Canada M5R 2G3

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (416) 860-0211

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the issuer (1) has filed all reports  required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation ST during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act).

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of September 6, 2019, there were 92,125,158 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	March 31, 2019

ASSETS
CURRENT ASSETS
Cash	$262,320	$183,439
Accounts receivable	36,664	-
Prepayment to a related party	56,448	-
Other receivable and prepaid expenses	145,710	20,887
Total current assets	501,142	204,326

Furniture and equipment, net	66,441	2,615
Investments	86,443	-
Total Assets	$654,026	$206,941

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$277,482	$47,989
Payable to a related party	293,341	-
Advances from director and shareholder	310,346	264,733
Convertible debt	421,984	306,648
Derivative liabilities	3,862,433	2,110,425
Total Current Liabilities	$5,165,586	$2,729,795
Total Liabilities	$5,165,586	$2,729,795

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock, $0.001 par value, authorized 300,000,000 shares; 88,216,852 shares issued and outstanding at June 30, 2019 and 84,330,955 at March 31, 2019	88,216	84,330
Common stock subscribed	-	300
Additional paid-in capital	29,139,755	28,015,297
Accumulated other comprehensive income	67,135	67,653
Accumulated deficit	$(33,806,666)	$(30,690,434)
Total Stockholders’ Equity(Deficit)	(4,511,560)	(2,522,854)
Total Liabilities and Stockholders’ Equity (Deficit)	$654,026	$206,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

Three months ended June 30,	2019	2018

REVENUES	$33,902	$-
OPERATING EXPENSES:
Development costs	186,592	283,458
Salaries and benefits	175,817	-
Selling and marketing	193,008	-
General and administrative expenses	55,208	11,554
Professional fees	95,685	29,300
Consulting fees	272,575	23,726
Total expenses	$978,885	$348,038

Loss from operations	(944,983)	(348,038)

Other income (expense)
Premium on early settlement of convertible loans	(159,545)	(21,975)
Derivative (loss) gain	(1,345,964)	53,496
Interest and amortization expense	(665,740)	(209,159)

Net loss	(3,116,232)	(525,676)

Other comprehensive gain(loss)	(518)	1,582
Comprehensive (loss)	$(3,116,750)	$(524,094)

Net loss per share, basic and diluted	$(0.04)	$(0.01)
Number of weighted average common shares outstanding, basic and diluted	87,213,030	43,183,271

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Three Months Ended June 30, 2019 and 2018

(Unaudited)

	Number of shares	Common stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity(deficit)
BEGINNING BALANCE, April 1, 2018	43,183,271	$43,183	$-	$3,901,238	$(5,125,413)	$65,353	$(1,115,639)
Derivative liabilities reclassified as additional paid in capital due to conversion of notes				65,914			65,914
Translation differences	-	-	-	-	-	1,582	1,582
Net loss					(525,676)		(525,676)
ENDING BALANCE, June 30, 2018	43,183,271	$43,183	$-	$3,967,152	$(5,651,089)	$66,935	$(1,573,819)

BEGINNING BALANCE, April 1, 2019	84,330,955	84,330	300	28,015,297	(30,690,434)	67,653	(2,522,854)
Common stock issued for services provided	1,240,000	1,240		258,560			259,800
Common stock issued under private placement	1,550,000	1,550	(300)	248,750			250,000
Common stock issued upon conversion of notes	1,095,897	1,096		94,333			95,429
Derivative liabilities reclassified as additional paid in capital due to conversion of notes				522,815			522,815
Translation differences						(518)	(518)
Net loss					(3,116,232)		(3,116,232)

ENDING BALANCE, June 30, 2019	88,216,852	$88,216	$-	$29,139,755	$(33,806,666)	$67,135	$(4,511,560)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Three months ended June 30,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,116,232)	$(525,676)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,955	654
Interest and fees settled in shares	6,903	-
Stock compensation	259,800	-
Amortization of debt discount on convertible notes	599,770	194,718
Derivative (gain)loss	1,345,964	(53,496)
Changes in operating assets and liabilities
(Increase) decrease in receivable and prepayment	(161,487)	2,317
(Increase) in prepayment to a related party	(56,448)	-
Increase in payable to a related party	293,341	-
Increase in accounts payable and accrued liabilities	229,493	32,222
Net cash used by operating activities	$(593,941)	$(349,261)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(68,780)	-
Investment	(86,443)	-
Net cash (used in) investing activities	$(155,223)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	293,730	-
Payments on director and stockholder advances	(248,117)	(22,531)
Proceeds from common shares issued	250,000	-
Payments on convertible loans	(392,500)	(71,000)
Proceeds from convertible loan	925,450	218,800
Net cash provided by financing activities	$828,563	$125,269

Effects of exchange rates on cash	$(518)	$1,582

Net increase (decrease) in cash	78,881	(222,410)
Cash, beginning of period	183,439	261,575
Cash, end of period	$262,320	$39,165

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$19,645	$4,679

Non-Cash Investing and Financing Activities
Convertible note and accrued interest converted into common shares	$95,429	$(229,136)
Fair value of warrants issued	-	$20,485,440
Derivative liability reclassified as additional paid in capital	$522,815	$65,914

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

NOTE 1 - BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)Business Description

Plyzer Technologies Inc. (the “Company”), incorporated on February 23, 2005 under the laws of the state of Nevada, and through its subsidiaries, is a provider of custom, real-time, cloud-based business intelligence solutions for brands to analyze critical online price and market data.

Plyzer Spain, a wholly owned subsidiary, commenced its operations in April 2019 and signed its first customer on June 20, 2019.

(B)Basis of Presentation

The unaudited interim financial statements as of June 30, 2019 and for the three months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

(C)Consolidation

The unaudited consolidated interim financial statements include the accounts of the Company and,

a.)Plyzer Corporation, a wholly owned subsidiary incorporated in the State of Delaware on December 9, 2016.

b.)Plyzer Technologies (Canada) Inc., a wholly owned subsidiary incorporated in Ontario, Canada on April 11, 2017.

c.)Plyzer Technologies Spain s.l., a wholly owned subsidiary incorporated in Spain in April 2019

d.)PlyzerCan Intelligence Ltd., a wholly owned subsidiary incorporated in Ontario, Canada in June 2019. The subsidiary has not yet commenced any operations.

e.)Plyzer Blockchain Technologies Inc., a wholly owned subsidiary incorporated in Ontario, Canada on November 3, 2017. The subsidiary has not yet commenced any operations.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2019. The significant accounting policies followed are the same as those detailed in the said Annual Report except for the following new policies which were effective April 1, 2019:

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

We recognize revenues when we satisfy a performance obligation by transferring a promised good or service (that is, an asset) to a customer. An asset is transferred when the customer obtains control of that asset.

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

To achieve that core principle, we apply the five steps defined under Topic 606: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We assess our revenue arrangements against specific criteria in order to determine if we are acting as principal or agent. Revenue arrangements with multiple performance obligations are divided into separate distinct goods or services. We allocate the transaction price to each performance obligation based on the relative standalone selling price of the goods or services provided. Revenue is recognized upon the transfer of control of promised goods or services to a customer.

Revenue is recorded net of value-added tax.

Accounts Receivable and Allowances

Accounts receivable are recognized and carried at the original invoice amounts less an allowance for any uncollectible amount. We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivable or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

Leases

The Company adopted the new lease accounting standard ASC 842 effective April 1, 2019. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The Company does not currently have any leases over twelve months.

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

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended June 30, 2019 excludes potentially dilutive securities of 26,324,037 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	June 30, 2019	March 31, 2019
Stock purchase warrants	8,350,000	6,800,000
Convertible loans	17,974,037	12,962,867
	26,324,037	19,762,867

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has recently begun commercializing its products but has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The ability of the Company to continue as a going concern is dependent on the Company’s success in securing more revenue and obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital or sale its services, it could be forced to cease operations, which raises doubt about the Company’s ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by seeking equity and/or debt financing. While the Company has so far been successful in raising the required capital through debt and equity financing, management cannot provide any assurances that the Company will continue to be able to raise the funding required to complete its development work and commercial launch of the portal successfully in future.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

In August 2018, the FASB issued authoritative guidance regarding Fair Value Measurement: Disclosure Framework, which eliminates, adds and modifies certain disclosure requirements for fair value measurements. The standard is effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted.

In August 2018, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other - Internal-Use Software, which aligns the requirements for a customer to capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time. The Company has determined that the adoption of the above recently adopted accounting pronouncements will not have an impact on the financial statements.

NOTE 4 - OTHER RECEIVABLE AND PREPAID EXPENSES

	June 30, 2019	March 31, 2019
Rent deposit	$3,006	$2,960
Taxes receivable (i)	66,704	7,903
Advances to Plyzer Spain	-	3,421
Prepaid cost (ii)	76,000	6,603
Balance, at end of period	$145,710	$20,887

(i)includes $57,466 relating to tax, subsidy and other government benefits receivable by Plyzer Spain

(ii)includes fee of $72,750 paid in advance to a consultant

NOTE 5 - INVESTMENT

On April 10, 2019, the Company invested $86,443 (€ 76,641) in a private company in Spain, Auxistencia SL. The Company’s investment is less than 10% of the equity of Auxistencia SL and is accounted for at cost which is considered equivalent to its fair value.

As at June 30, 2019, the management evaluated the investment for any impairment and concluded that there was none.

NOTE 6 - CONVERTIBLE DEBTS

		June 30, 2019	March 31, 2019
Principal balance, at beginning of period		$1,295,455	$542,614
Accrued interest and fees		42,541	52,864
Converted to additional paid in capital		(94,333)	(834,293)
Converted to common stock		(1,096)	(4,404)
Convertible notes settled in cash	i	(392,500)	(519,436)
Convertible notes issued	ii	995,450	2,040,600
Unamortized debt discount		(1,423,533)	(971,297)
Balance, at end of period		$421,984	$306,648

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

(i)During the three months ended June 30, 2019, the Company paid off seven (two during the six months to June 30, 2018) loans in cash for a total amount of $571,002 ($97,654 for the three months to June 30, 2018) as follows:

For the three months ended June 30,	2019	2018
Principal amount of loan	$392,500	$71,000
Premium on early settlement	158,857	21,975
Accrued interest	19,645	4,679
	$571,002	$97,654

(ii)During the three months ended June 30, 2019, the Company entered into convertible notes agreements with independent lenders totaling to $995,450. The following is a summary of the main terms of these agreements:

Three months ended June 30,	2019	2018
Number of new loan notes issued	14	4
Total amount of the loans	$ 995,450	$ 218,800
Interest rates	from 8% to 12%	from 8% to 12%
Period of loans	nine months to one year	nine months to one year
Conversion terms

The conversion price is a variable conversion price which varies from 60 % to 61% the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 20 trading days prior to the conversion date.

The conversion price is a variable conversion price which varies from 60% to 61% of the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 20 trading days  prior to the conversion date.

Prepayment terms	prepayment at premium ranging from 110% to 150% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days	prepayment at premium ranging from 110% to 135% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days
Prepayment term	prepayment at premium ranging from 110% to 150% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days	prepayment at premium ranging from 110% to 135% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days

One loan with a balance of $8,705 was due on March 15, 2019 but remained unpaid on that date. The terms of the loan agreement provides that on default the loan is immediately payable at 150% of the outstanding amount.

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

NOTE 7 - DERIVATIVE LIABILITIES

	June 30, 2019	March 31, 2019
Balance, at beginning of period	$2,110,425	$933,198
Derivative additions associated with convertible notes on issuance	$928,859	2,040,191
Day one loss on derivatives	403,406	539,087
Change in fair value as at period end	942,558	169,818
Value transferred to paid in capital on conversion of convertible notes	(522,815)	(1,571,869)
Balance, at end of period	$3,862,433	$2,110,425

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the embedded conversion feature is considered a derivative liability.

The fair value of the derivative was estimated on the issue date and subsequently re-measured on June 30, 2019 using the Black-Scholes valuation technique, using the following assumptions:

	2019		2019
	Issue date	June 30, 2019	Issue date	March 31, 2019
Expected dividend	nil	nil	nil	nil
Risk free interest rate	2.96%	2.96%	2.96%	2.96%
Expected volatility	102% -167%	139%	102% -167%	120%
Expected term	219 days -365 days	15 days - 361 days	91 days -365 days	66 days - 361 days

NOTE 8 - COMMON STOCK

Three months ended June 30, 2019:

(a)Seven convertible notes plus accrued interest were converted into 1,095,897 shares for a total value of $95,429.

(b)The Company raised $250,000 under a private placement, which were subscribed by three subscribers who were issued 1,550,000 shares at an average price of $0.20 per share and equal number of warrants convertible into equal number of shares at an exercise price of $0.50 per share within two years of their issuance.

(c)1,240,000 shares were issued to thirteen consultants valued at $259,800

There was no common stock activity during the three months ended June 30, 2018.

At June 30, 2019 and March 31, 2019, the Company had 300,000,000 common shares of par value $0.001 common stock authorized.

NOTE 9 - WARRANTS

During three months ended June 30, 2019, the Company issued 1,550,000 warrants in connection with the private placement. The relative fair value of these warrants issued was estimated at $194,056 using the Black-Scholes valuation technique. The warrants are convertible into equal number of shares at an exercise price of $0.50 per share within two years of their issuance.

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

The following assumptions were used in the valuation of these warrants:

Expected dividend	nil
Risk free interest rate	3%
Expected volatility	105%
Expected term	2 years

The value of warrants has been included in paid in capital.

The following are the movements in warrants during the three months ended June 30, 2019:

	June 30, 2019		March 31, 2019
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of year	6,800,000	$ 0.24	5,900,000	$ 0.20
Issued	1,550,000	$ 0.50	34,900,000	$ 0.02
Exercised	-	$ -	(34,000,000)	$ 0.0025
Outstanding - end of year	8,350,000	$ 0.29	6,800,000	$ 0.24

The aforementioned warrants have an average remaining life of approximately 0.62 year as at June 30, 2019 (0.57 year as at March 31, 2019).

NOTE 10 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	June 30, 2019	March 31, 2019
Balance, beginning of year	$264,733	$195,009
funds received	293,730	136,213
funds paid	(248,117)	(66,489)
Balance, end of year	$310,346	$264,733

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

CONSULTING FEES

Consulting fees include fees charged by the CEO of $9,000 for the three months ended June 30, 2019. ($9,000 for the three months ended June 30, 2018).

DEVELOPMENT COSTS.

Development costs include fee of $123,308 (three months ended June 30, 2018: $262,310) charged by Lupama, a company controlled by the CEO of the Company’s subsidiary.

SELLING AND MARKETING

Includes expenses of $160,181 charged by Lupama. (June 30, 2018: $ nil).

Plyzer Technologies Inc.

Three months ended June 30, 2019

Notes to Unaudited Condensed Financial Statements

NOTE 11 - SUBSEQUENT EVENTS

On July 7, 2019, the Company increased its authorized capital to 300 million common shares with $0.001 par value from 200 million common shares with $0.001 par value.

The Company has reviewed events subsequent to June 30, 2019 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

Our administrative office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 860-0211. Our fiscal year end is March 31. Rent for this office is paid on a month to month basis with no lease agreement. Our Canadian subsidiaries signed one-year lease on January 1, 2019 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which will expire on December 31, 2019.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three months ended June 30, 2019 and the audited financial statements and notes for the year ended March 31, 2019.

Business Plan and Strategy

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

Key development during the three months ended June 30, 2019

In April 2019, Plyzer Spain, the Company’s wholly owned subsidiary, became fully operational. It currently rents, on a month to month basis office space from Lupama, and hired the following teams:

•Management includes Chief Executive officer, Chief Technology officer, Chief operating officer and Office manager

•Crawling team of a manager, four crawling experts and two crawling developers

•Core developers’ team of two tech leaders and four developers

•Artificial intelligence developer team of two tech leaders and four developers

•Marketing - press and communication teams of two journalists, one graphic designer and one trade marketing expert

•Sales team of one sales manager and five salesmen

Spanish subsidiaries also began seeking customers for its Plyzer.com and Plyzer intelligence platforms and secured its first contract in Spain.

Testing work on three platforms detailed above was completed and they are all now commercially ready. Most of the development work carried out during the three months to June 30, 2019 related to completion and upgrading the three platforms.

Results of operations

For the three months ended June 30, 2019, the Company had a net loss of approximately $3 million, while its operating loss was approximately $945,000 compared to the operating loss of $348,000 for the three months ended June 30, 2018. Significant increase in operating expenses are due to setting up of  a fully operational office in Spain as explained under business plan and strategy section, hiring of new staff, joining bonus paid in shares to these staff and marketing campaigns launch, these costs contributed to approximately $600,000 to the operating costs.

Revenues

The Company generated its first sale during the three months to June 30, 2019, which generated revenue of approximately $34,000. Spanish subsidiary initiated long term contract discussions with several potential clients including:

•Aboca

•ISDIN

•VIñas

•DAMM

•Acofarma

•Sunstar Iberia

•Reva Health

There was no revenue for the three months ended June 30, 2018.

Professional Fees

Professional fees for the three months ended June 30, 2019 included review fee of $3,500 charged by the auditors and legal fees of $92,185 comprising due diligence and processing fees charged in connection with the new convertible loan notes. Increase in legal costs was in line with the increase in the number and value of new loan notes from 4 during the three months to June 30, 2018 to 14 during the three months to June 30, 2019.

Fees for the three months ended June 30, 2018 included legal fees of $24,150 and audit and review fee of $5,150. Increase in legal fee was mainly due to increasing number of convertible loan notes issued, each of which involved due diligence and legal paperwork. There were four new notes issued for a total of approximately $218,000 during this period.

Consulting fees

Consulting fee for the three months ended June 30, 2019 included fee charged by the CEO of $9,000 and $187,000 representing value of shares issued to the staff of Spanish subsidiary as a joining bonus and other consultants. The balance of approximately $77,000 was charged by consultants who provided accounting, administrative, business strategy and financial services.

Consulting fees included fee of $9,000 charged by the CEO and the Balance $14, 726 was charged by third parties for accounting, administrative and financial services.

Development costs

Development costs for the three months ended June 30, 2019 reduced to $186,592 from $283,458 during the same period last year. Main reasons for the reduction were completion of most of the development work during the fiscal 2019 and discontinuation of outsourcing to Lupama and bringing all development work in -house in the Spanish subsidiary.

Much of the development work related to collection of data (crawling) from the web and making qualitative and quantitative improvements in the three platforms described elsewhere in this report. Qualitative improvements included product matching and core content improvements. Data collection for the period included

Spain

•Products: 26081

•Total Crawled prices: 3081937 Daily

Canada

•Products: 818

•Total Crawled prices: 660315 Daily

Cannabis

•Products: 40672

•Total Crawled prices: 167901Daily

Salaries and benefits

Spanish subsidiary became fully operational in April 2019. It hired various staff as follows:

•Chief executive officer

•Chief technology officer

•Chief operating officer

•1 Office Manager

Crawling Team

•1 crawling manager

•4 crawling experts

•2 crawling developers

Core Developers Team

•2 tech leaders developers

•4 developers

AI developers’ team

•2 tech leaders developers

•4 developers

Press and Communication + Marketing

•2 journalists

•1 graphic designer

•1 Trade Marketing

Sales Team

•1 sales manager

•5 salesmen

Salaries and benefits relate to these staff.

There were no employees during the three months ended June 30, 2018.

Selling and marketing

Selling and marketing costs for the three months ended June 30, 2019 related to marketing efforts at Plzer Spain and included approximately $160,000 charged by Lupama for various marketing campaigns carried out for Player Spain.

Key marketing efforts included:

Press and Communication

•Maintenance and updating of journalists, medias, bloggers, etc. database

•MediaStatups: networking event (Barcelona) to connect Startups & journalists

•Update the communication plan and offline and online media strategy

•Connect to spanish startups network: El referente

•Create of communication supports and brochures for Plyzer Intelligence

•Create of sales supports and brochures for Plyzer Intelligence

•Creation of precise content aimed at specific media targets

Contact with journalists and follow Media impacts:

•La Vanguardia, one page:

•Radio Interview (national channel) 28’30’’

•Press Release - (+20 media impacts)

Creating and updating Blogs, twitter, Linkedin an dother social media

Trade shows:

•Brand & Retail Experience World Congress: stand and speech, contact with press and potential clients and partners.

•BizBarcelona: speech, contact with press and potential partners

Social Media

•Implement brand’s identity on Ca.nnabis

•Keep and adapt the strategy for Plyzer.com

•Adapt Social Media Plan and Online Marketing Strategy Plan to Summer season.

•Update and Analysis Competitors by Benchmarking

There were no such expenses for the three months ended June 30, 2018 as the Company was still in development stage.

General and administrative expenses

General and administrative costs for the three months to June 30, 2019 increased to $55,208 from $11,554 for the three months to June 30, 2018. Plyzer Spain subsidiary, which was incorporated in April 2019, incurred approximately $37,000 of the total expenses. Other costs which included rent for the Toronto office, transfer agent fees etc. remained more or less consistent.

Significant items included in the general and administrative costs for the three months ended June 30, 2018 included rent of $8,545 for three months for the Toronto office and transfer agent fees of $1,360. The transfer agent fees were lower this quarter compared to the fiscal 2018 quarter due to absence of any conversion of the convertible loans.

Interest Expense

Interest expense during the three months ended June 30, 2019 related to approximately 38 convertible unsecured loans, including 11 loans prepaid during the period and 14 new loan notes issued. Interest ranged from 8% to 12% per annum. Also included was amortization of debt discount of $599,770.

Interest expense during the three months ended June 30, 2018 related to approximately 17 convertible unsecured loans, including two loans prepaid during the period and three new loan notes issued. Interest ranged from 5% to 12% per annum. Also included was amortization of debt discount of $194,718.

Financial Condition, Liquidity and Capital Resources

For the three months ended June 30, 2019, the Company generated a negative cash flow from operations of $593,941 (three months to June 30, 2018: negative cash flow of $349,261) , which was primarily met from existing cash, proceeds from the convertible loans and advances from the director and shareholder. As of June 30, 2019, the Company had cash of $262,320 (as at March 31, 2019:  $183,439).

The Company has started generating revenue from its three platforms; however, revenue currently is not sufficient to meet all its operating needs and thus the Company will continue to be dependent upon financing raised through equity and debts and advances from its director and shareholders.

Our present material commitments is to maintain offices of our subsidiaries and increasing our efforts in securing more customers and increase revenues and professional and administrative fees and expenses associated with the preparation of our filings and other regulatory requirements.

The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised or alternatively debt financing is not available from our shareholders, the Company may seek a merger or outright sale.

Investing activities

For three months ended June 30, 2019, Plyzer Spain purchased furniture and equipment of approximately $69,000 and invested $86,000 in a private company in Spain.

There was no new investment during the three months ended June 30, 2018.

Financing activities

During the three months ended June 30, 2019, the Company raised 250,000 through private placement (see Note 8 of the unaudited consolidated financials for the period), $925,450 through convertible notes and settled convertible notes of $392,500 in cash (see Note 6 of the unaudited consolidated financials for the period) and borrowed net of $45,613 from the director and a shareholder (see Note 10 of the unaudited consolidated financials for the period).

The Company raised net $125,269 through shareholder advances and debt financing during the three months ended June 30, 2018.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 33.8 million. The Company realized a net loss from operations of $944,983 and $348,038, respectively, for the three months ended June 30, 2019 and 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s subsidiary, Plyzer Spain has enrolled one customer and generated a small revenue for the three months ended June 30, 2019. It has also made extensive efforts in securing more customers and increase its revenues. The Company continued to secure additional convertible loans and equity financing and has raised approximately $673,000 to date through equity and debt financing. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended June 30, 2019 except that Plyzer Spain which became operative during the period has its own accountant and control system which are not overseas by anyone at the corporate level.

Our CEO is the only executive acting as CEO, CFO and corporate secretary and is the sole director. The Company does not consider hiring any other administrative staff at this stage cost effective.

PART II. OTHER INFORMATION

Item 1- Legal Proceedings

None.

Item 1A - Risk Factors

As a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item 1A.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

None

Item 5 - Other Information

None

Item 6 - Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Descriptions

31	*Certification of the Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32	*Certification of the Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

*Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

Current report on 8-K filed on June 20, 2019

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  September 11, 2019

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.