Form 10-Q
period 2019-09-30
Plyzer Technologies Inc.
filed 2019-11-18
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 12, 2019, there were 92,997,865 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	March 31, 2019

ASSETS
CURRENT ASSETS
Cash	$188,600	$183,439
Accounts receivable	6,991	-
Other receivable and prepaid expenses	252,283	20,887
Total current assets	447,874	204,326

Furniture and equipment, net	74,778	2,615
Investments	83,454	-
Total Assets	$606,106	$206,941

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$268,796	$47,989
Payable to a related party	178,933	-
Advances from director and shareholder	341,873	264,733
Convertible debt	651,514	306,648
Derivative liabilities	2,263,169	2,110,425
Total Current Liabilities	$3,704,285	$2,729,795
Total Liabilities	$3,704,285	$2,729,795

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock, $0.001 par value, authorized 300,000,000 shares authorized; 92,625,158 shares issued and outstanding at September 30, 2019 and 84,330,955 at March 31, 2019	92,625	84,330
Common stock subscribed	550	300
Additional paid-in capital	32,741,733	28,015,297
Accumulated other comprehensive income	64,644	67,653
Accumulated deficit	$(35,997,731)	$(30,690,434)
Total Stockholders’ Equity(Deficit)	(3,098,179)	(2,522,854)
Total Liabilities and Stockholders’ Equity (Deficit)	$606,106	$206,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

REVENUES	$2,610	$-	$36,512	$-
OPERATING EXPENSES:
Development costs	26,764	1,077,290	213,356	1,360,748
General and administrative expenses	61,858	21,105	117,066	32,659
Salaries and benefits	301,530	-	477,347	-
Selling and marketing	88,908	-	281,916	-
Professional fees	118,900	59,100	214,585	88,400
Consulting fees	38,739	18,630	124,264	42,356
Stock compensation	189,475	19,136,270	376,525	19,136,270
Travel. Meals and promotions	49,679	21,474	49,679	21,474
Total expenses	$875,853	$20,333,869	$1,854,738	$20,681,907

Loss from operations	(873,243)	(20,333,869)	(1,818,226)	(20,681,907)

Other income (expense)
Premium on early settlement of convertible loans	(270,470)	(9,900)	(430,015)	(31,875)
Derivative (loss) gain	1,414,776	(226,319)	68,812	(172,823)
Interest and amortization expense	(882,128)	(422,013)	(1,547,868)	(631,172)
Total other income (expense)	(1,317,822)	(612,232)	(3,489,071)	(789,870)

Net loss	(2,191,065)	(20,946,101)	(5,307,297)	(21,471,777)

Other comprehensive gain(loss)	(3,527)	196	(3,009)	1,778
Comprehensive (loss)	$(2,194,592)	$(20,945,905)	$(5,310,306)	$(21,469,999)

Net loss per share, basic and diluted	$(0.02)	$(0.35)	$(0.06)	$(0.41)
Number of weighted average common shares outstanding, basic and diluted	91,006,051	60,695,899	89,109,541	52,030,991

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three and Six Months Ended September 30, 2018

(Unaudited)

	Number of shares	Common stock	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity(deficit)
BEGINNING BALANCE, April 1, 2018	43,183,271	$43,183	$3,901,238	$(5,125,413)	$65,353	$(1,115,639)
Other comprehensive gain	-	-	-	-	1,582	1,582
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	65,914	-	-	65,914
Net loss	-	-	-	(525,676)	-	(525,676)
ENDING BALANCE, June 30, 2018	43,183,271	$43,183	$3,967,152	$(5,651,089)	$66,935	$(1,573,819)

Warrants exercised	30,000,000	30,000	45,000	-	-	75,000
Warrants issued for services	-	-	19,136,270	-	-	19,136,270
Shares issued for services provided	1,843,334	1,843	827,658	-	-	829,501
Shares issued on conversion of loans and accrued interest	1,707,499	1,708	413,950	-	-	415,658
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	455,925	-	-	455,925
Translation differences	-	-	-	-	196	196
Net loss	-	-	-	(20,946,101)	-	(20,946,101)
ENDING BALANCE, September 30, 2018	76,734,104	$76,734	$24,845,955	$(26,597,190)	$67,131	$(1,607,370)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Three and Six Months Ended September 30, 2019

(Unaudited)

	Number of shares	Common stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity(deficit)
BEGINNING BALANCE, April 1, 2019	84,330,955	$84,330	$300	$28,015,297	$(30,690,434)	$67,653	$(2,522,854)
Shares issued for services provided	1,240,000	1,240	-	258,560	-	-	259,800
Shares issued under private placement	1,550,000	1,550	(300)	248,750	-	-	250,000
Shares issued on conversion of loans and accrued interest	1,095,897	1,096	-	94,333	-	-	95,429
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	-	522,815	-	-	522,815
Translation differences	-	-	-	-	-	(518)	(518)
Net loss	-	-	-	-	(3,116,232)	-	(3,116,232)
ENDING BALANCE, June 30, 2019	88,216,852	$88,216	$-	$29,139,755	$(33,806,666)	$67,135	$(4,511,560)

Shares issued for services provided	374,275	374	-	170,913	-	-	171,287
Shares issued under private placement	3,354,000	3,355	-	667,445	-	-	670,800
Subscriptions for unissued shares	-	-	550	10,450	-	-	11,000
Warrants exercised	250,000	250		49,750	-	-	50,000
Warrants modification expenses				1,580,000	-	-	1,580,000
Shares issued on conversion of loans and accrued interest	430,031	430		70,722	-	-	71,152
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	-	1,052,698	-	-	1,052,698
Translation differences	-	-	-	-	-	(2,491)	(2,491)
Net loss	-	-	-	-	(2,191,065)	-	(2,191,065)
ENDING BALANCE, September 30, 2019	92,625,158	$92,625	$550	$32,741,733	$(35,997,731)	$64,644	$(3,098,179)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Six months ended September 30,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,307,297)	$(21,471,777)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,852	1,307
Gain on write off of accounts payable	-	(46,000)
Interest and fees settled in shares	20,881	-
Stock compensation	376,525	20,040,771
Warrant modification expense	1,580,000	-
Amortization of debt discount on convertible notes	1,424,186	602,968
Derivative (gain)loss	(68,812)	172,823
Changes in operating assets and liabilities
(Increase) decrease in trade receivable	(6,991)	-
(Increase) decrease in receivable and prepayment	(176,834)	(34,245)
Increase in payable to a related party	178,933	-
Increase in accounts payable and accrued liabilities	220,806	(39,017)
Net cash used by operating activities	$(1,748,751)	$(773,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(82,015)	-
Investment	(83,454)	-
Net cash (used in) investing activities	$(165,469)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	443,461	117,818
Payments on director and stockholder advances	(366,321)	(49,707)
Proceeds from common shares issued	981,800	-
Payments on convertible loans	(1,006,250)	(104,000)
Proceeds from convertible loan	1,869,700	752,550
Net cash provided by financing activities	$1,922,390	$716,661

Effects of exchange rates on cash	$(3,009)	$1,778

Net increase (decrease) in cash	5,161	(54,731)
Cash, beginning of period	183,439	261,575
Cash, end of period	$188,600	$206,844

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$50,386	$9,024

Non-Cash Investing and Financing Activities
Convertible notes and accrued interest converted into common stock	$166,581	$415,658
Derivative liability reclassified as additional paid in capital	$1,575,513	$521,839
Common stock issued for prepaid expenses	$54,562	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Six months ended September 30, 2019

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

(B)Basis of Presentation

The unaudited interim financial statements as of September 30, 2019 and for the three and six months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six  months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Six months ended September 30, 2019

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

Six months ended September 30, 2019

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended September 30, 2019 excludes potentially dilutive securities of 22,579,351 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	September 30, 2019	March 31, 2019
Stock purchase warrants	11,454,000	6,800,000
Convertible loans	11,125,351	12,962,867
	22,579,351	19,762,867

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

Six months ended September 30, 2019

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

NOTE 4 - OTHER RECEIVABLE AND PREPAID EXPENSES

	September 30, 2019	March 31, 2019
Rent deposit	$2,987	$2,960
Taxes receivable (i)	95,975	7,903
Advances to suppliers	13,103	-
Subscriptions received	23,000	-
Advances to Plyzer Spain	-	3,421
Prepaid cost (ii)	117,218	6,603
Balance, at end of period	$252,283	$20,887

(i)includes $85,024 relating to tax, subsidy and other government benefits receivable by Plyzer Spain

(ii)includes fee of $54,563 paid in advance to a consultant

NOTE 5 - INVESTMENT

On April 10, 2019, the Company invested $86,443 (€ 76,641) in a private company in Spain, Auxistencia SL. The Company’s investment is less than 10% of the equity of Auxistencia SL and is accounted for at fair market, which is considered equivalent to its cost. The investment was translated to US dollar at $83,454 at September 30, 2019 based on the exchange rate of  €1 = $1.0889 and the difference of $2,989 was transferred to other comprehensive income.

As at September 30, 2019, the management evaluated the investment for any impairment and concluded that there was none.

NOTE 6 - CONVERTIBLE DEBTS

		September 30, 2019	March 31, 2019
Principal balance, at beginning of period		$1,295,455	$542,614
Accrued interest and fees		100,253	52,864
Converted to additional paid in capital		(165,055)	(834,293)
Converted to common stock		(1,526)	(4,404)
Convertible notes settled in cash	i	(1,006,250)	(519,436)
Convertible notes issued	ii	1,869,700	2,040,600
Unamortized debt discount		(1,441,063)	(971,297)
Balance, at end of period		$651,514	$306,648

Plyzer Technologies Inc.

Six months ended September 30, 2019

Notes to Unaudited Condensed Financial Statements

During the six months ended September 30, 2019, the Company paid off fifteen (Three during the six months to September 30, 2018) loans in cash for a total amount of $1,486,651 ($144,899 for the six months to September 30, 2018) as follows:

For the six months ended September 30,	2019	2018
Principal amount of loan	$1,006,250	$104,000
Premium on early settlement	430,015	31,875
Accrued interest	50,386	9,024
	$1,486,651	$144,899

During the six months ended September 30, 2019, the Company entered into convertible note agreements with independent lenders totaling to $1,869,700. The following is a summary of the main terms of these agreements:

Six months ended September 30,	2019	2018
Number of new loan notes issued	25	14
Total amount of the loans	$ 1,869,700	$ 752,550
Interest rates	from 8% to 12%	from 8% to 12%
Period of loans	nine months to one year	nine months to one year
Conversion terms

The conversion price is a variable conversion price which varies from 60 % the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 20 trading days prior to the conversion date.

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

One loan with a balance of $29,800 was due on June 6, 2019 but remained unpaid to date. The lender has confirmed that there would not be any penalty for non-payment.

NOTE 7 - DERIVATIVE LIABILITIES

	September 30, 2019	March 31, 2019
Balance, at beginning of period	$2,110,425	$933,198
Derivative additions associated with convertible notes on issuance	$1,797,069	2,040,191
Day one loss on derivatives	1,158,338	539,087
Change in fair value as at period end	(1,227,150)	169,818
Value transferred to paid in capital on conversion of convertible notes	(1,575,513)	(1,571,869)
Balance, at end of period	$2,263,169	$2,110,425

Since the convertible loan notes issued during the period have a beneficial conversion feature which is contingent upon future market prices, they did not meet the conditions necessary for equity classification and as a result, the embedded conversion feature is considered a derivative liability.

Plyzer Technologies Inc.

Six months ended September 30, 2019

Notes to Unaudited Condensed Financial Statements

The fair value of the derivative was estimated on the issue date and subsequently re-measured on September 30, 2019 using the Black-Scholes valuation technique, using the following assumptions:

	Issue date	September 30, 2019	Issue date	March 31, 2019
Expected dividend	nil	nil	nil	nil
Risk free interest rate	3%	3%	2.96%	2.96%
Expected volatility	110% -152%	151%	102% -167%	120%
Expected term	219 days -365 days	15 days - 358 days	91 days -365 days	66 days - 361 days

NOTE 8 - COMMON STOCK

Six months ended September 30, 2019:

(a)Nine convertible notes plus accrued interest were converted into 1,525,928 shares for a total value of $166,581.

(b)The Company raised $931,800 under a private placement, of which $920,800 subscribed by twenty four subscribers who were issued 4,904,000 shares at an average price of $0.20 per share and equal number of warrants convertible into equal number of shares at an exercise price of $0.50 per share within two years of their issuance and one subscriber subscribed $11,000 for which 55,000 shares were not issued as at September 30, 2019. $550 was included under common stock subscribed and the balance $10,450 was included under additional paid in capital.

(c)1,614,275 shares were issued to fourteen consultants valued at $431,087.

(d)250,000 shares were issued to a warrant holder who exercised his warrants for $50,000.

Common stock activities during the six months ended September 30, 2018 were as follows:

(a)On August 10, 2018, Lupama exercised 29,843,335 warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $74,608 and On September 6, 2018, exercised the remaining 156,665 warrants to convert into equal number of shares at an exercise price of $.0025 for a total of $392.Excercise price was off set against amounts payable to Lupama.

(b)On September 6, 2018, Lupama was issued 843,335 shares and on September 27, issued further 999,999 shares. These shares were valued at $0.45 per share, being the market price prevailing on the dates of heir issues for a total of $829,501, which was off set against amount payable to Lupama.

(c)During the six months ended September 30, 2018, twelve convertible notes plus accrued interest were converted into 1,707,499 shares for a total value of $415,658.

At September 30, 2019 and March 31, 2019, the Company had 300,000,000 common shares of par value $0.001 common stock authorized.

NOTE 9 - WARRANTS

During six months ended September 30, 2019, the Company issued 4,904,000 warrants in connection with the private placement. The relative fair value of these warrants issued was estimated at $1,661,038 using the Black-Scholes valuation technique. The warrants are convertible into equal number of shares at an exercise price of $0.50 per share within two years of their issuance.

Plyzer Technologies Inc.

Six months ended September 30, 2019

Notes to Unaudited Condensed Financial Statements

The expiry date of 5,650,000 warrants issued in prior year expiring between July 2019 and September 2019 was extended to March 31, 2020. These warrants were revalued at $1,580,000 using the Black-Scholes valuation technique due to the extended expiry date. The additional cost was expensed. These warrants are convertible into equal number of shares at an exercise price of $0.24 per share.

The following assumptions were used in the valuation of these warrants:

Expected dividend	nil
Risk free interest rate	3%
Expected volatility	105%
Expected term	2 years

The value of warrants has been included in paid in capital.

The following are the movements in warrants during the six months ended September 30, 2019:

	September 30, 2019		March 31, 2019
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of year	6,800,000	$ 0.24	5,900,000	$ 0.20
Issued	4,904,000	$ 0.50	34,900,000	$ 0.02
Exercised	(250,000)	$ -	(34,000,000)	$ 0.0025
Outstanding - end of year	11,454,000	$ 0.35	6,800,000	$ 0.24

The aforementioned warrants have an average remaining life of approximately 1.12 year as at September 30, 2019 (0.57 year as at March 31, 2019).

NOTE 10 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	September 30, 2019	March 31, 2019
Balance, beginning of year	$264,733	$195,009
funds received	443,461	136,213
funds paid	(366,321)	(66,489)
Balance, end of year	$341,873	$264,733

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

CONSULTING FEES

Consulting fees include fees charged by the CEO of $9,000 and $18,000 respectively for the three and six months ended September 30, 2019 and September 30, 2018.

DEVELOPMENT COSTS.

Development costs include fee of $ nil and $123,308 respectively  for three and six months ended September 30, 2019 ($9,000 and $18,000 respectively for the three and six months ended September 30, 2018.) charged by Lupama, a company controlled by the CEO of the Company’s subsidiary.

Plyzer Technologies Inc.

Three months ended September 30, 2019

Notes to Unaudited Condensed Financial Statements

SELLING AND MARKETING

Includes expenses of $5,694 and $165,875 respectively for the three months and six months ended September 30,2 019 charged by Lupama. (Three and six months ended September 30, 2018: $ nil).

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $ 22,738 charged by the CEO for the three and six months ended September 30, 2019. (($21,474 for the three and six months ended September 30, 2018)

FURNITURE AND EQUIPMENT ACQUIRED

Furniture and equipment includes equipment valued at $54,434 acquired from Lupama

NOTE 11 - SUBSEQUENT EVENTS

The Company has reviewed events subsequent to September 30, 2019 through the date these financial statements were issued and determined that there are no events requiring disclosure, other than as disclosed below:

1.The Company issued 317,707 shares in settlement of a convertible loan and issued 55,000 shares against the private placement subscription received prior to September 30, 2019.

2.The Company raised $200,000 through two convertible notes and paid in cash one convertible note of $50,000.

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

Our administrative office is located at 47 Avenue Road, Suite 200, Toronto, Ontario, Canada M5R 2G3. Our telephone number is (416) 860-0211. Our fiscal year end is March 31. Rent for this office is paid on a month to month basis with no formal lease agreement. Our Canadian subsidiaries signed a one-year lease on January 1, 2019 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which will expire on December 31, 2019.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and six months ended September 30, 2019 and the audited financial statements and notes for the year ended March 31, 20199.

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

Key development during the period ended September 30, 2019:

In April 2019, Plyzer Spain, the Company’s wholly owned subsidiary, became fully operational. It currently rents, on a month to month basis office space from Lupama, and hired the following teams:

Core product improvements

Ongoing improvements in the three IP platforms including:

•"Automate" Price Updates

•Connecting to scrapinghub

•Added remember me

•import io live update

•[LiveUpdate] Status Report Screen enhanced and improved

•Screenshots added to core

•Several Tech Debts resolved

•Simplify user experience in B2C to improve B2B

•Has Isop and RecSys added

•New endpoint to get image predictions from the product matching

•ProductMatching (*Released version 2.0.*):

IT staff re-allocation to achieve better productivity:

•One crawler (IT Staff) dedicated exclusively to migration of all web sites tracked from import to extraction platform, quality control on the extracted data and review of the prices of the contracted products

•Two crawlers dedicated to Client projects

•One crawler dedicated to the web site

Sales and Marketing

Press and communication

•Meet and networking events with Barcelona City Tech

•Update the communication plan and offline and online media strategy

•Connect to Catalan  startups  network:ACCI

•Create of communication supports and brochures for Plyzer Intelligence

•Create of sales supports and brochures for Plyzer Intelligence

•Create of Sun Creams study

•Begin Plyzer’s Intelligence blog with relevant content about pricing, marketing online, business  intelligence and AI

•Begin an internal communications plan

Sales

•Plyzer is developing a system-based commercial model

•The Plyzer team regularly attends key events to generate qualified leads

•Additional leads are generated and converted in in-house events organized at Plyzer

•Monthly events organized at Plyzer

•10-20 qualified leads invited

•Working with 4000 leads from different sources with more than €15-30 M/year revenue

-Consumer Health

-Food & Beverage

-Cosmetics

-Retailers

•Working with new international opportunities to open new markets in other countries (UK,  Italy, France, Portugal or Morocco)

•Alliances with technology partners to distribute Plyzer as an integrated product in their  products or as an external solution.

Results of operations

For the three and six months ended September 30, 2019, the Company had a net loss of approximately $2.2 million and $5.3 million respectively, while its operating loss was approximately $0.9 million and $1.8 million respectively compared to the operating loss of $20.3 million and $20.7 million respectively  for the three and six months ended September 30, 2018.

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

Increase in operating costs for the fiscal period 2019 compared to the fiscal period 2018,net of stock compensation, was mainly due to the costs of Spain office, which has been operational since April 2019 and warrant modification expenses of approximately $1.6million.

Revenues

The Company generated twelve sales contracts since the commencement of its operations in April 2019 to September 30, 2019 generating gross billing net of taxes of $63,968 (€57,227) of which $24,561 related to future services and was included in payable and accrued liabilities as unearned income and the balance $36,512 was considered revenue for the period.

There was no revenue for the three and six months ended September 30, 2018.

Professional Fees

Professional fees for the three and six months ended September 30, 2019 included review fee of $3,500 and 7,000 respectively charged by the auditors and legal fees of $91,655 and $183,840 comprising due diligence and processing fees charged in connection with the new convertible loan notes. Increase in legal costs was in line with the increase in the number and value of new loan notes from 14 during the six months to September 30, 2018 to 25 during the six months to September 30, 2019.

Professional fees for the three and six months ended September 30, 2018 were $59,100 and $88,400 respectively. Fees for the three and six months to September 30, 2018 included legal fees of $56,800 and $80,950 respectively and balance of the fees related to audit fees relating to reviews of the interim financials and 10-Q reports.

Consulting fees

Consulting fee for the three and six months ended September 30, 2019 included fee charged by the CEO of $9,000 and $18,000 respectively. Consultants who provided accounting, administrative, business strategy and financial services charged $50,739 and $106,264 respectively for the three and nine months ended September 30, 2019. Overall increase in fee from the prior period was due to consultants hired by offices in Canada and Spain which has been operational since April 2019.

Consulting fees for three and six months ended September 30, 2018 were $18,630 and $42,356 respectively. The fees for the three and six months ended September 30, 2018 included fees of $9,000 and $18,000 charged by the CEO respectively, and the balance of the fees were charged by third parties for accounting, administrative and financial services.

Stock compensation

Stock compensation cost was $189,475 and $376,525 respectively for the three and six months ended September 30, 2019 and included stock valued at $162,800 issued to Spanish office staff as a joining bonus and stock valued at $171,287 issued to a consultant at the Toronto office for services provided.

Stock compensation cost was approximately $19.1 million for the three and six months ended September 30, 2018 and represented 30 million warrants, which vested immediately on issuance, valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share issued to Lupama. The warrants were valued at $19.1 million using Black-Sholes valuation method. Since all warrants were vested upon issuance, the entire value was expensed immediatly.

Development costs

Development costs for the three and six months ended September 30, 2019 were $26,764 and $213,356 respectively. The development costs reduced significantly from the similar costs during the same period last year. Main reasons for the reduction were completion of most of the development work during the fiscal 2019 and discontinuation of outsourcing to Lupama and bringing all development work in -house in the Spanish subsidiary.

Much of the development work related to collection of data (crawling) from the web and making qualitative and quantitative improvements in the three platforms described elsewhere in this report.

Development costs includes fee charged by Lupama of $1,056,568 and 1,318,878 respectively for the three and six months ended September 30, 2018.

Salaries and benefits

Salaries and benefits for the three and six months ended September 30, 2019 were $301,530 and 477,347 respectively and consisted entirely of the payroll for the Spanish office staff.

Spanish subsidiary became fully operational in April 2019. It hired various staff as follows:

•Chief executive officer

•Chief technology officer

•Chief operating officer

•1 Office Manager

Crawling Team

•1 crawling manager

•4 crawling experts

•2 crawling developers

Core Developers Team

•2 tech leaders developers

•4 developers

AI developers’ team

•2 tech leaders developers

•4 developers

Press and Communication + Marketing

•2 journalists

•1 graphic designer

•1 Trade Marketing

Sales Team

•1 sales manager

•5 salesmen

There were no employees during the three and six months ended September 30, 2018.

Selling and marketing

Selling and marketing costs for the three and six months ended September 30, 2019 were $88,908 and $281,916 respectively and were related to marketing efforts at Spanish office and included approximately $160,000 charged by Lupama for various marketing campaigns carried out for Player Spain.

Key marketing efforts are detailed elsewhere in this report.

There were no such expenses for the three and six months ended September 30, 2018 as the Company was still in development stage.

Travel, meals and promotions

Travel meals and promotion costs for the three and six months ended September 30, 2019 were $49,679. These costs included costs charged by the CEO for travelling to Europe and North America to seek new financing and promotion and balance of costs were incurred by the Spanish office for business development including participation in seminars, trade shows and presentations to prospective clients.

General and administrative expenses

General and administrative costs for the three and six months ended September 30, 2019 were $61,858 and $117,066 respectively. Plyzer Spain subsidiary, which was incorporated in April 2019, incurred approximately $42,000 and $79,000 respectively for the three and six months ended September 30, 2019. Other costs which included rent for the Toronto office, transfer agent fees etc. remained more or less consistent.

Significant items included in the general and administrative costs for the three and six months ended September 30, 2018 were rent and utilities of respectively $8,085 and $16,518 for the Toronto office, filing fee for upgrades to the  OTCQB listing of $2,500 and transfer agent fees of respectively $5,150 and $6,510.

Interest and amortization expense

Interest and amortization expense during the three and six months ended September 30, 2019 was approximately $0.9 million and $1.5 million respectively. Amortization cost was approximately $1.4 million and related to approximately 40 convertible unsecured loans, including 15 loans prepaid during the period and 25 new loan notes issued. Interest ranged from 8% to 12% per annum.

Interest expense during the three and six months ended September 30, 2018 was $422,013 and $631,172 respectively and related to approximately forty-one convertible unsecured loans including14 new loans 3 loans prepaid during the period. Interest ranged from 5% to 12% per annum.

Financial Condition, Liquidity and Capital Resources

For the six months ended September 30, 2019, the Company generated a negative cash flow from operations of approximately $1.7 million (six months to September 30, 2018: negative cash flow of approximately $0.8 million) , which was primarily met from existing cash, proceeds from the convertible loans and advances from the director and shareholder. As of September 30, 2019, the Company had cash of $188,600 (as at March 31, 2019:  $183,439).

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

Investing activities

For six months ended September 30, 2019, Plyzer Spain purchased furniture and equipment of approximately $82,000 and invested approximately $83,000 in a private company in Spain.

There was no new investment during the six months ended June 30, 2018.

Financing activities

During the six months ended September 30, 2019, the Company raised $931,800 through private placement and $50,000 on exercise of warrants (see Note 8 of the unaudited consolidated financials for the period), approximately $1.9 million through convertible notes and settled convertible notes of approximately $1 million in cash ( see Note 6 of the unaudited consolidated financials for the period) and borrowed net of $77,140 from the director and a shareholder ( see Note 10 of the unaudited consolidated financials for the period).

The Company raised net $716,661 through shareholder advances and debt financing during the six months ended September 30, 2018.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $ 36 million. The Company realized a net loss of approximately $5.3 million and $21.5 million, respectively, for the six months ended September 30, 2019 and 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s subsidiary, Plyzer Spain has enrolled some customers and generated a small revenue for the six months ended September 30, 2019. It has also made extensive efforts in securing more customers and increasing its revenues. The Company continued to secure additional convertible loans and equity financing and has raised net of approximately $150,000 to date through debt financing and secured three new clients. However, there is no guarantee that efforts to raise further financing will success or result in the availability of the required funding. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2019 except that Plyzer Spain which became operative during the period has its own accountant and control system which are not overseen by anyone at the corporate level.

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

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  November 18, 2019

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.