Form 10-Q/A
period 2019-09-30
Plyzer Technologies Inc.
filed 2020-03-17
CIK 1334589

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

EXPLANATORY NOTE

Plyzer Technologies Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, which was originally filed with the Securities and Exchange Commission on November 18, 2019 (the “Original Filing”). This Amendment is being filed for the purpose of correcting a certain error in the Condensed Consolidated Statements of Operations and Comprehensive Loss, on page F-2. Line item “Warrant modification expense” was inadvertently omitted from the Condensed Consolidated Statements of Operations and Comprehensive Loss in the Original Filing.

This Amendment speaks as of the filing date of the Original Filing and does not reflect any subsequent information or events. Except as noted above, no information included in the Original Filing has been modified or updated in any way.

In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our principal executive officer and principal financial officer

PART I. FINANCIAL INFORMATION

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

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2019	2018	2019	2018

REVENUES	$2,610	$-	$36,512	$-
OPERATING EXPENSES:
Development costs	26,764	1,077,290	213,356	1,360,748
General and administrative expenses	61,858	21,105	117,066	32,659
Salaries and benefits	301,530	-	477,347	-
Selling and marketing	88,908	-	281,916	-
Professional fees	118,900	59,100	214,585	88,400
Consulting fees	38,739	18,630	124,264	42,356
Stock compensation	189,475	19,136,270	376,525	19,136,270
Travel. Meals and promotions	49,679	21,474	49,679	21,474
Total expenses	$875,853	$20,333,869	$1,854,738	$20,681,907

Loss from operations	(873,243)	(20,333,869)	(1,818,226)	(20,681,907)

Other income (expense)
Premium on early settlement of convertible loans	(270,470)	(9,900)	(430,015)	(31,875)
Derivative (loss) gain	1,414,776	(226,319)	68,812	(172,823)
Warrant modification expense	(1,580,000)	-	(1,580,000)	-
Interest and amortization expense	(882,128)	(422,013)	(1,547,868)	(631,172)
Total other income (expense)	(1,317,822)	(612,232)	(3,489,071)	(789,870)

Net loss	(2,191,065)	(20,946,101)	(5,307,297)	(21,471,777)

Other comprehensive gain(loss)	(3,527)	196	(3,009)	1,778
Comprehensive (loss)	$(2,194,592)	$(20,945,905)	$(5,310,306)	$(21,469,999)

Net loss per share, basic and diluted	$(0.02)	$(0.35)	$(0.06)	$(0.41)
Number of weighted average common shares outstanding, basic and diluted	91,006,051	60,695,899	89,109,541	52,030,991

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

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

Date:  March 17, 2020

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.