Form 10-Q
period 2019-12-31
Plyzer Technologies Inc.
filed 2020-04-06
CIK 1334589

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark one)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period December 31, 2019

[  ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission file number 333-127389

PLYZER TECHNOLOGIES INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0381956
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

68 Admiral Road

Toronto, ON Canada M5R 2L5

(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area code: (416) 860-0211

47 Avenue Road, Suite 200

Toronto, ON Canada M5R 2G3

(Former name or former address, if changed from last report)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of April 6, 2020, there were 119,065,530 shares of the Issuer's common stock, par value $0.001 per share outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Plyzer Technologies Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2019	March 31, 2019

ASSETS
CURRENT ASSETS
Cash	$60,675	$183,439
Trade receivable	9,838	-
Receivable and prepaid expenses	148,115	20,887
Total current assets	218,628	204,326

Furniture and equipment, net	76,677	2,615
Investments in Auxistencia	86,098	-
Total Assets	$381,403	$206,941

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$257,936	$47,989
Payable to a related party	176,738	-
Advances from director and shareholder	716,188	264,733
Convertible debt	992,480	306,648
Derivative liabilities	-	2,110,425
Total Current Liabilities	$2,143,342	$2,729,795
Total Liabilities	$2,143,342	$2,729,795

STOCKHOLDERS’ EQUITY(DEFICIT)
Common stock, $0.001 par value, authorized 300,000,000 shares authorized; 93,662,119 shares issued and outstanding at December 31, 2019 and 84,330,955 at March 31, 2019	93,662	84,330
Common stock subscribed	20,000	300
Additional paid-in capital	36,998,318	28,015,297
Accumulated other comprehensive income	66,913	67,653
Accumulated deficit	$(38,940,832)	$(30,690,434)
Total Stockholders’ Equity(Deficit)	(1,761,939)	(2,522,854)
Total Liabilities and Stockholders’ Equity (Deficit)	$381,403	$206,941

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018

REVENUES	$30,035	$-	$66,547	$-
OPERATING EXPENSES:
Development costs	19,692	347,729	233,048	1,708,477
General and administrative expenses	63,322	13,389	180,388	46,048
Salaries and benefits	355,141	-	832,488	-
Selling and marketing	117,566	-	399,482	-
Professional fees	71,666	57,300	286,251	145,700
Consulting fees	32,667	48,319	156,931	90,675
Stock compensation	27,281	1,349,170	403,806	20,485,440
Travel. Meals and promotions	46,001	7,286	95,680	28,760
Total expenses	$733,336	$1,823,193	$2,588,074	$22,505,100

Loss from operations	(703,301)	(1,823,193)	(2,521,527)	(22,505,100)

Other income (expense)
Premium on early settlement of convertible loans	(224,862)	(65,515)	(654,877)	(97,390)
Gain on cancellation of debts	-	-	-	46,000
Derivative (loss) gain	(1,019,524)	394,660	(950,712)	221,838
Warrant modification expense	-	-	(1,580,000)	-
Interest and amortization expense	(995,414)	(21,849)	(2,543,282)	(653,022)
Total other income (expense)	(2,239,800)	307,296	(5,728,871)	(482,574)

Net loss	(2,943,101)	(1,515,897)	(8,250,398)	(22,987,674)

Other comprehensive gain(loss)	2,269	437	(740)	2,215
Comprehensive (loss)	$(2,940,832)	$(1,515,459)	$(8,251,138)	$(22,985,459)

Net loss per share, basic and diluted	$(0.03)	$(0.02)	$(0.09)	$(0.37)
Number of weighted average common shares outstanding, basic and diluted	92,991,538	81,872,091	89,787,496	61,934,035

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

Three Months Ended December 31, 2019 and 2018

(Unaudited)

	Number of shares	Common stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity(deficit)
BALANCES, September 30, 2019	92,625,158	$92,625	$550	$32,741,333	$(35,997,731)	$64,644	$(3,098,579)
Issued under private placement	55,000	55		10,945			11,000
Issued for subscription received previously	-	-	(550)	(10,050)	-	-	(10,600)
Subscriptions received for shares not yet issued	-	-	20,000	-	-	-	20,000
Shares issued on conversion of convertible loans	981,961	982	-	87,225	-	-	88,207
Other comprehensive gain	-	-	-	-	-	2,269	2,269
Equity value of convertible feature of convertible loans	-	-	-	3,708,253	-	-	3,708,253
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	-	460,612	-	-	460,612
Net loss	-	-	-	-	(2,943,101)		(2,943,101)
BALANCES, December 31, 2019	93,662,119	$93,662	$20,000	$36,998,318	$(38,940,832)	$66,913	$(1,761,939)

BALANCES, September 30, 2018	76,734,104	76,734	-	24,845,955	(26,597,190)	67,131	(1,607,370)
Warrants exercised	4,000,000	4,000	-	6,000	-	-	10,000
Subscriptions received for shares not yet issued	-	-	833	249,167	-	-	250,000
Value of warrants issued	-	-	-	1,349,170	-	-	1,349,170
Shares issued on conversion of convertible loans	1,453,106	1,453		221,140	-	-	222,593
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	-	11,093	-	-	11,093
Other comprehensive gain	-	-	-	-	-	437	437
Net loss	-	-	-	-	(1,515,897)	-	(1,515,897)
BALANCES, December 31, 2018	82,187,210	$82,187	$833	$26,682,525	$(28,113,087)	$67,568	$(1,279,974)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Shareholders’ Equity (Deficit)

Nine Months Ended December 31, 2019 and 2018

(Unaudited)

	Number of shares	Common stock	Common stock subscribed	Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholders' equity(deficit)
BALANCE, April 1, 2019	84,330,955	$84,330	$300	$28,015,297	$(30,690,434)	$67,653	$(2,522,854)
Issued for services provided	1,614,275	1,614	-	429,473	-	-	431,087
Issued under private placement	4,959,000	4,960	(300)	927,140	-	-	931,800
Subscriptions received for shares not yet issued	-	-	20,000	-	-	-	20,000
Warrants exercised	250,000	250	-	49,750	-	-	50,000
Shares issued on conversion of convertible loans	2,507,889	2,508	-	252,280	-	-	254,788
Warrant modification expenses	-	-		1,580,000	-	-	1,580,000
Equity value of convertible feature of convertible loan	-	-	-	3,708,253	-	-	3,708,253
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	-	2,036,125	-	-	2,036,125
Other comprehensive(loss)	-	-	-	-	-	(740)	(740)
Net loss	-	-	-	-	(8,250,398)	-	(8,250,398)
BALANCE, December 31, 2019	93,662,119	$93,662	$20,000	$36,998,318	$(38,940,832)	$66,913	$(1,761,939)

BALANCE, April 1, 2018	43,183,271	43,183	-	3,901,238	(5,125,413)	65,353	(1,115,639)
Shares issued for services provided	1,843,334	1,843	-	827,658	-	-	829,501
Subscriptions received for shares not yet issued	-	-	833	249,167	-	-	250,000
Warrants exercised	34,000,000	34,000	-	51,000	-	-	85,000
Warrants issued	-	-	-	20,485,440	-	-	20,485,440
Shares issued on conversion of convertible loans	3,160,605	3,161	-	635,090	-	-	638,251
Derivative liabilities reclassified as additional paid in capital due to conversion of notes	-	-	-	532,932	-	-	532,932
Translation differences	-	-	-	-	-	2,215	2,215
Net loss	-	-	-	-	(22,987,674)	-	(22,987,674)
BALANCE, December 31, 2018	82,187,210	$82,187	$833	$26,682,525	$(28,113,087)	$67,568	$1,279,974

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

Nine months ended December 31,	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,250,398)	$(22,987,674)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	9,827	1,962
Development costs settled in shares	-	829,500
Gain on write off of accounts payable	-	(46,000)
Interest and fees settled in shares	2,000	-
Premium on early settlement of notes payable	-	97,390
Stock compensation	403,806	20,485,440
Warrant modification expense	1,580,000	-
Amortization of debt discount on convertible notes	2,372,914	612,849
Derivative (gain)loss	950,712	(221,838)
Changes in operating assets and liabilities
(Increase) decrease in trade receivable	(9,838)	-
(Increase) decrease in receivable and prepayment	(99,947)	3,409
Increase in payable to a related party	176,738	-
Increase (decrease) in accounts payable and accrued liabilities	237,695	(10,811)
Net cash used by operating activities	$(2,626,491)	$(1,235,773)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of furniture and equipment	(83,889)	-
Purchase of investment in Auxistencia	(86,098)	-
Net cash (used in) investing activities	$(169,987)	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from director and stockholder	917,776	99,381
Payments on director and stockholder advances	(466,321)	(66,488)
Proceeds from shares issued	1,001,800	250,000
Payments on convertible loans	(1,372,500)	(293,000)
Proceeds from convertible loan	2,593,699	1,201,850
Net cash provided by financing activities	$2,674,454	$1,191,743

Effects of exchange rates on cash	$(740)	$522

Net increase (decrease) in cash	(122,764)	(43,508)
Cash, beginning of period	183,439	261,575
Cash, end of period	$60,675	$218,067

SUPPLEMENTAL DISCLOSURES
Cash paid during the period
Income taxes	$-	$-
Interest paid	$80,475	$20,042

Non-Cash Investing and Financing Activities
Convertible notes and accrued interest converted into common stock	$254,788	$642,411
Derivative liability reclassified as additional paid in capital	$2,036,125	$532,932
Common stock issued for prepaid expenses	$27,281	$-
Warrants exercised and common stock issued for accounts payable	$-	$85,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Plyzer Technologies Inc.

Nine months ended December 31, 2019

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

(B)Basis of Presentation

The unaudited interim financial statements as of December 31, 2019 and for the three and nine months ended December 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the balance sheet, operating results and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended December31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2020. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the SEC’s rules and regulations for interim reporting.

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

Nine months ended December 31, 2019

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

Six months ended December 31, 2019

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended December 31, 2019 excludes potentially dilutive securities of 43,708,709 shares underlying share purchase warrants and convertible notes, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	December 31, 2019	March 31, 2019
Stock purchase warrants	11,509,000	6,800,000
Convertible loans	32,199,709	12,962,867
	43,708,709	19,762,867

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, and ASU No. 2017-04, Intangibles- Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. ASU No. 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. ASU No. 2017-04 eliminates Step 2 of the goodwill impairment test and requires a goodwill impairment to be measured as the amount by which a reporting unit’s carrying amount exceeds its fair value, not to exceed the carrying amount of its goodwill. The ASU is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company has determined that the adoption of this accounting pronouncement will not have an impact on the financial statements.

Plyzer Technologies Inc.

Nine months ended December 31, 2019

Notes to Unaudited Condensed Financial Statements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements in Topic 820, with a particular focus on Level 3 investments, by eliminating certain required disclosures and incorporating others. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

In August 2018, the FASB issued authoritative guidance regarding Intangibles - Goodwill and Other - Internal-Use Software, which aligns the requirements for a customer to capitalize implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for the Company for its fiscal year beginning April 1, 2020, including interim periods within that fiscal year, with early adoption permitted. The Company has determined that the adoption of this accounting pronouncement will not have an impact on the financial statements. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. The amendments in this update provide financial statement users with more useful information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. These amendments clarify and improve areas of guidance related to recently issued standards on the topics of credit losses, hedging and recognition and measurements. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides entities that have certain instruments an option to irrevocably elect the fair value option in Subtopic 825-10. In November 2019, the FASB issued ASU 2019-11, Codification Improvements to Topic 326 - Financial Instruments - Credit Losses, which clarifies guidance on how to report expected recoveries. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update eliminate the need for an organization to analyze whether certain exceptions apply for tax purposes. It also simplifies GAAP for certain taxes. The amendments in these updates are effective for us for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.

The Company evaluates new pronouncements as issued and evaluates the effect of adoption on the Company at the time.

NOTE 4 - OTHER RECEIVABLE AND PREPAID EXPENSES

	December 31, 2019	March 31, 2019
Rent deposit	$-	$2,960
Taxes receivable (i)	116,967	7,903
Advances to Plyzer Spain	-	3,421
Prepaid cost (ii)	31,148	6,603
Balance, at end of period	$148,115	$20,887

(i)includes $104,409 relating to tax, subsidy and other government benefits receivable by Plyzer Spain

(ii)includes fee of $27,281 paid in advance to a consultant

Plyzer Technologies Inc.

Nine months ended December 31, 2019

Notes to Unaudited Condensed Financial Statements

NOTE 5 - FURNITURE AND EQUIPMENT

	December 31, 2019	March 31, 2019
Cost	$91,732	$7,843
Accumulated depreciation	(15,055)	(5,228)
Furniture and equipment, net	$76,677	$2,615

NOTE 6 - INVESTMENT

On April 10, 2019, the Company invested $86,443 (€ 76,641) in a private company in Spain, Auxistencia SL. The Company’s investment is less than 10% of the equity of Auxistencia SL and is accounted for at fair market, which is considered equivalent to its cost. The investment was translated to US dollar at $86,098 at December 31, 2019 based on the exchange rate of €1 = $1.1234, and the difference of $345 was transferred to other comprehensive income.

NOTE 7 - CONVERTIBLE DEBTS

		December 31, 2019	March 31, 2019
Principal balance, at beginning of period		$1,295,455	$542,614
Accrued interest and fees		66,156	52,864
Converted to additional paid in capital		(635,090)	(834,293)
Converted to common stock		(3,161)	(4,404)
Convertible notes settled in cash	i	(1,372,500)	(519,436)
Convertible notes issued	ii	2,593,699	2,040,600
Unamortized debt discount		(952,079)	(971,297)
Balance, at end of period		$992,480	$306,648

i.During the nine months ended December 31, 2019, the Company paid off twenty-two (Seven during the nine months to December 31, 2018) loans in cash for a total amount of $2,107,851 ($410,432 for the nine months to December 31, 2018) as follows:

For the nine months ended December 31,	2019	2018
Principal amount of loan	$1,372,500	$293,000
Premium on early settlement	654,877	97,390
Accrued interest	80,475	20,042
	$2,107,852	$410,432

Plyzer Technologies Inc.

Nine months ended December 31, 2019

Notes to Unaudited Condensed Financial Statements

ii.During the nine months ended December 31, 2019, the Company entered into convertible note agreements with independent lenders totaling to $2,593,700. The following is a summary of the main terms of these agreements:

Nine months ended December 31,	2019	2018
Number of new loan notes issued	35	21
Total amount of the loans	$ 2,593,700	$ 1,201,850
Interest rates	from 8% to 12%	from 8% to 12%
Period of loans	nine months to one year	three months to one year
Conversion terms

The conversion price is a variable conversion price which was 58% to 61 % of the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 20 trading days prior to the conversion date.

The conversion price is a variable conversion price which varies from 58% to 63% of the market price. Market price is either the average of the lowest two trading prices or the lowest price during 10 to 20 trading days prior to the conversion date.

Prepayment terms	Prepayment at premium ranging from 110% to 150% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days	Prepayment at premium ranging from 110% to 150% of the loan note if prepaid within 60 days and after 120 days but before 180 days respectively. Prepayments are usually not allowed after 180 days

NOTE 8 - DERIVATIVE LIABILITIES

	December 31, 2019	March 31, 2019
Balance, at beginning of period	$2,110,425	$933,198
Derivative additions associated with convertible notes on issuance	$3,124,715	2,040,191
Day one loss on derivatives	2,107,066	539,087
Change in fair value as at period end	(1,597,828)	169,818
Value transferred to paid in capital on conversion of convertible notes	(2,036,125)	(1,571,869)
Derivative balance included in paid in capital	(3,708,253)	-
Balance, at end of period	$-	$2,110,425

The convertible loan notes issued during the period have a conversion feature in which, number of shares issuable on conversion is contingent upon future market price of shares. The Company has ability to raise authorized share capital, and had done so from time to time (see Note 13 (3)), when needed to provide shares issuable on such conversion.  As a result, the embedded conversion feature is considered equity and is included in additional paid in capital.

The fair value of the derivative was estimated on the issue date and subsequently re-measured on December 31, 2019 using the Black-Scholes valuation technique, using the following assumptions:

	Issue date	December 31, 2019	Issue date	March 31, 2019
Expected dividend	nil	nil	nil	nil
Risk free interest rate	2.96%	2.96%	2.96%	2.96%
Expected volatility	110% -154%	159%	102% -167%	120%
Expected term	274 days -365 days	66 days - 339 days	91 days -365 days	66 days - 361 days

Plyzer Technologies Inc.

Nine months ended December 31, 2019

Notes to Unaudited Condensed Financial Statements

NOTE 9 - COMMON STOCK

Common stock activities during the nine months ended December 31, 2019

(a)Five convertible notes plus accrued interest were converted into 2,507,889 shares for a total value of $254,788.

(b)The Company raised $951,800 under a private placement, of which $931,800 subscribed by twenty six subscribers who were issued 4,959,000 shares at an average price of $0.20 per share and equal number of warrants convertible into equal number of shares at an exercise price of $0.50 per share within two years of their issuance and one subscriber subscribed $20,000 for which 100,000 shares were not issued as at December 31, 2019.

(c)1,614,275 shares were issued to fourteen consultants valued at $431,087

(d)250,000 shares were issued to a warrant holder who exercised his warrants for $50,000.

Common stock activities during the nine months ended December 31, 2018 were as follows:

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

(c)During the nine months ended December 31, 2018 thirty-one convertible notes plus accrued interest were converted into 3,160,605 shares for a total value of $642,411.

(d)Up to December 31, 2018, the Company received three subscriptions totaling to $250,000 subscribing to 833,333 Units under a private placement. The subscriptions were approved, and shares were issued in January 2019. $833 was included under common stock subscribed and the balance $249,167 was included under additional paid in capital.

At December 31, 2019, the Company had 300,000,000 common shares (200,000,000 common shares at March 31, 2019) of par value $0.001 common stock authorized.

NOTE 10 - WARRANTS

During nine months ended December 31, 2019, the Company issued 4,959,000 warrants in connection with the private placement. The relative fair value of these warrants issued was estimated at $1,666,136 using the Black-Scholes valuation technique. The warrants are convertible into equal number of shares at an exercise price of $0.50 per share within two years of their issuance.

The expiry date of 5,650,000 warrants issued in prior year expiring between July 2019 and September 2019 was extended to March 31, 2020. These warrants were revalued at $1,580,000 using the Black-Scholes valuation technique due to the extended expiry date. The additional cost was expensed. These warrants are convertible into equal number of shares at an exercise price of $0.24 per share.

Plyzer Technologies Inc.

Nine months ended December 31, 2019

Notes to Unaudited Condensed Financial Statements

The following assumptions were used in the valuation of these warrants:

Expected dividend	nil
Risk free interest rate	3%
Expected volatility	105%
Expected term	2 years

The value of warrants has been included in paid in capital.

The following are the movements in warrants during the six months ended December 31, 2019:

	December 31, 2019		March 31, 2019
	No. of Warrants	Weighted average exercise price	No. of Warrants	Weighted average exercise price
Outstanding - beginning of year	6,800,000	$ 0.24	5,900,000	$ 0.20
Issued	4,959,000	$ 0.50	34,900,000	$ 0.02
Exercised	(250,000)	$ -	(34,000,000)	$ 0.0025
Outstanding - end of year	11,509,000	$ 0.35	6,800,000	$ 0.24

The aforementioned warrants have an average remaining life of approximately 0.87 year as at December 31, 2019 (0.57 year as at March 31, 2019).

NOTE 11 - INTEREST AND AMORTIZATION EXPENSE

	Three months ended December 31,		Nine months ended December 31,
	2019	2018	2019	2018
Interest	$46,686	$21,849	$170,368	$50,054
Debt amortization	948,728	-	2,372,914	602,968
	$995,414	$21,849	$2,543,282	$653,022

NOTE 12 - RELATED PARTY TRANSACTIONS

ADVANCES FROM DIRECTOR AND STOCKHOLDER

	Nine months ended December 31, 2019	Year ended March 31, 2019
Balance, beginning of year	$264,733	$231,840
funds received	917,776	99,381
funds paid	(466,321)	(66,488)
Balance, end of year	$716,188	$264,733

Funds were advanced from time to time by Mr. Terence Robinson, the CEO and the sole director and by Current Capital Corp., a company owned by a brother of the CEO and a shareholder.

PAYABLE TO A RELATED PARTY

$176,738 was payable to Lupama, a company controlled by the CEO of the Company’s subsidiary, as at December 31, 2019 ($nil as at March 31, 2019). The amount related to furniture and equipment acquired from Lupama and services provided by Lupama to Plyzer Spain.

Plyzer Technologies Inc.

Nine months ended December 31, 2019

Notes to Unaudited Condensed Financial Statements

CONSULTING FEES

Consulting fees include fees charged by the CEO of $9,000 and $27,000 respectively for the three and nine months ended December 31, 2019 and 2018.

DEVELOPMENT COSTS

Development costs include fee of $ nil and $123,308 respectively for three and nine months ended December 31, 2019 ($9,000 and $18,000 respectively for the three and six months ended September 30, 2018.) charged by Lupama, a company controlled by the CEO of the Company’s subsidiary.

SELLING AND MARKETING

Includes expenses of $ nil and $165,326 respectively for the three months and nine months ended December 31, 2019 charged by Lupama. (Three and nine months ended December 31, 2018: $ nil).

TRAVEL, MEALS AND PROMOTION

Comprises expenses of $ 1,673 and $23,248 respectively charged by the CEO for the three and nine months ended December 31, 2019. ($7,286 and 28,760 respectively for the three and nine months ended December 31, 2018).

FURNITURE AND EQUIPMENT ACQUIRED

Furniture and equipment includes equipment valued at $41,833 acquired from Lupama on May 1, 2019.

NOTE 13 - SUBSEQUENT EVENTS

The Company has reviewed events subsequent to December 31, 2019 through the date these financial statements were issued and determined that there are no events requiring disclosure, other than as disclosed below:

1.The Company issued 23,903,411 shares in settlement of convertible loans and issued 1,500,000 shares to a consultant in lieu of fees.

2.The Company raised $214,250 through four convertible notes, $73,000 advances from the director and $20,000 in equity financing through private placement and paid in cash one convertible note of $73,000.

3.The Company increased its authorized share capital from 300 million to 500 million on January 8, 2020, to 1 billion on January 29, 2020 and to 1.5 billion on February 26, 2020.

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

Our administrative office is located at 68 Admiral Road, Toronto, Ontario, Canada M5R 2L5. Our telephone number is (416) 567-2224. Our fiscal year end is March 31. No rent is paid for this office and there is no formal lease agreement. Our Canadian subsidiaries signed one-year lease on January 1, 2019 for premises at 67 Portland St., Toronto, Ontario M5V 2M9, Canada which expired on December 31, 2019and not renewed. The Canadian subsidiary is now operating from the address of our administration office. Our Spanish subsidiary has an office at Barcelona: Esglèsia 4-10, 3º A - 1 • 08024 with long term lease.

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

The following discussion and analysis should be read in conjunction with the financial statements and accompanying notes of the Company for the three and nine months ended December 31, 2019 and the audited financial statements and notes for the year ended March 31, 2019.

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

Key development during the period ended December 31, 2019:

In April 2019, Plyzer Spain, the Company’s wholly owned subsidiary, became fully operational. It currently rents, on a month to month basis office space from Lupama, and hired the following teams:

Core product improvements

•On going improvements in the three IP platforms

•Include new filtering process based on the algorithm Locality Sensitive Hashing that improves in number the detection of true positives during the product matching.

•Detects continuously the creation of new products.

•Detects new crawling items.

•Script for converting created products predictions to clusters ready for validation

•Market Analysis

•Creation of initial dataset

•Implementation of code that extract items and relations from the SQL and convert them into a graph

•Added text preprocessing functionalities to the project

•Implementation of the New Customers protocol,

•Optimization of Product Matching Tool

Sales and Marketing

Press and communication

•Meet and networking events with Barcelona City Tech

•Update the communication plan and offline and online media strategy

•Create of communication supports and brochures for Plyzer Intelligence

•Create of sales supports and brochures for Plyzer Intelligence

•Create video supports for sales team.

Sales

•Preparation of sales documents

•Creation of demonstrations by sectors

•Generate specific demonstrations for meetings of potential clients

•Development of weekly events: 12 workshops completed

•17 new clients including 4 converted clients

Results of operations

For the three and nine months ended December 31, 2019, the Company had a net loss of approximately $2.9 million and $8.2 million respectively, while its operating loss was approximately $0.7 million and $2.5 million respectively compared to the operating loss of $1.8 million and $22.5 million respectively  for the three and nine months ended December 31, 2018.

Substantial increase in operating costs during the nine months ended December 31, 2018 related to the 34 million warrants issued to Lupama on August 1, 2018 and fully vested on that date. These warrants were valued at $20.4 million. The entire amount was expensed as stock compensation. Operating costs net of the value of warrants for the nine months ended December 31, 2018 was $2 million, of which $1.7 million related to the development costs.

Overall increase in operating costs for the nine months ended December 31, 2019 compared to the same period in 2018( net of value of warrants) was entirely due to Plyzer Spain which began operations since April 2019 and incurred approximately $1.4 million in operating costs.

Revenues

The Company generated 17 new clients since the commencement of its operations in April 2019 to December 31, 2019 generating gross billing net of taxes of $66,547.  For the three months ended December 31, 2019, the Company generated 5 new clients and had total revenue of $30,035.

There was no revenue for the three and nine months ended December 31, 2018.

Professional Fees

Professional fees for the three and nine months ended December 31, 2019 included review fee of $3,500 and $10,500 respectively charged by the auditors and legal fees of $61,600 and $245,440 respectively comprising due diligence and processing fees charged in connection with the new convertible loan notes. Increase in legal costs was in line with the increase in the number and value of new loan notes from 21 during the nine months to December 31, 2018 to 35 during the nine months to December 31, 2019. Spanish subsidiary incurred legal fees of $6,566 and $30,311 respectively for the three and nine months ended December 31, 2019. There was no such fee during the corresponding period for  the fiscal 2018.

Professional fees for the three and nine months ended December 31, 2018 were $57,300 and $145,700 respectively.

Professional fees for the three and nine months ended December 31, 2018 included legal fees of $55,550 and $136,500, respectively, and the remaining balance of the fees related to audit fees relating to reviews of the interim financials and 10-Q reports.

Consulting fees

Consulting fee for the three and nine months ended December 31, 2019 included fee charged by the CEO of $9,000 and $27,000 respectively. Consultants who provided accounting, administrative, business strategy and financial services charged $23,499 and $129,929 respectively for the three and nine months ended December 31, 2019. Overall increase in fee from the prior period was due to consultants hired by offices in Canada and Spain which has been operational since April 2019.

Consulting fees for three and nine months ended December 31, 2018 were $48,319 and $90,675, respectively. The fees for the three and nine months ended December 31, 2018 included fees of $9,000 and $18,000 charged by the CEO, respectively, and the remaining balance of the fees were charged by third parties for accounting, administrative and financial services. A new consultant was appointed in the Toronto office in September 2018 at a cost of CDN$4,000 per month. Further, in December 2018, this consultant was paid extra fee of $27,000 for additional work - which increased the overall consulting fees.

Stock compensation

Stock compensation cost was $27,281 and $403,806 respectively for the three and nine months ended December 31, 2019 and included stock valued at $162,800 issued to Spanish office staff as a joining bonus and stock valued at $171,287 issued to a consultant at the Toronto office for services provided.

Stock compensation cost was approximately $1.3 million and $20.5 million for the three and nine months ended December 31, 2018.  On August 1, 2018, the Company revised the terms of the consulting agreement with Lupama. As a result, 5 million shares issued to Lupama and 25 million shares issuable to Lupama on completion of certain milestones were cancelled and replaced by 30 million warrants, which vested immediately on issuance, valid for three years and convertible into equal number of common shares at an exercise price of $0.0025 per share. On October 1, 2018, Lupama was awarded additional 4 million fully vested warrants which were exercised for equal number of common shares on October 2, 2018 at an exercise price of $0.0025 per share. The warrants were valued at $20.5 million using Black-Sholes valuation method. Since all warrants were vested, the entire value was expensed.

Development costs

Development costs for the three and nine months ended December 31, 2019 were $19,692 and $233,048 respectively compared to $347,729 and $1.7million respectively for the three and nine months ended December 31, 2018. The development costs reduced significantly from the similar costs  during the same period last year. Main reasons for the reduction were completion of most of the development work during the fiscal 2019 and discontinuation of outsourcing to Lupama and bringing all development work in -house in the Spanish subsidiary.

Much of the development work related to collection of data (crawling) from the web and making qualitative and quantitative improvements in the three platforms described elsewhere in this report.

Development costs for the three and nine months to December 31, 2018 includes fee charged by Lupama of $257,072 and 1.6 million respectively.

Salaries and benefits

Salaries and benefits for the three and nine months ended December 31, 2019 were $355,141 and $832,488 respectively and consisted entirely of the payroll for the Spanish office staff.  Payroll costs include salaries and social security costs relating to the employees.

Spanish subsidiary became fully operational in April 2019. It currently has 37 full time and freelance workers.

There were no employees during the three and nine months ended December 31, 2018.

Selling and marketing

Selling and marketing costs for the three and nine months ended December 31, 2019 were $117,566 and $399,482 respectively and were related to marketing efforts at Spanish office and included approximately $165,000 charged by Lupama for various marketing campaigns carried out for Player Spain.

Key marketing efforts are detailed elsewhere in this report.

There were no such expenses for the three and nine months ended December 31, 2018 as the Company was still in development stage.

Travel, meals and promotions

Travel meals and promotion costs for the three and nine months ended December 31, 2019 were $46,001 and $95,680 respectively. These costs included $44,238 and $71,179 costs incurred by the Spanish office for business development including participation in seminars, trade shows and presentations to prospective clients for three and nine months ended December 31, 2019 respectively. The balance of the costs were charged by the CEO for travelling to Europe and North America to seek new financing and promotion.

General and administrative expenses

General and administrative costs for the three and nine months ended December 31, 2019 were $63,322 and $180,388 respectively. Plyzer Spain subsidiary, which was incorporated in April 2019, incurred $8,059 and $87,764 respectively for the three and nine months ended December 31, 2019. Other costs which included rent for the Toronto office, transfer agent fees etc. remained more or less consistent.

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

Interest and amortization Expense

Interest and amortization expense during the three and nine months ended December 31, 2019 was approximately $1 million and $2.5 million respectively. Amortization cost was approximately $2.3 million and related to approximately 40 convertible unsecured loans, including 22 loans prepaid during the period and 35 new loan notes issued. Interest ranged from 8% to 12% per annum.

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

Financial Condition, Liquidity and Capital Resources

For the nine months ended December 31, 2019, the Company generated a negative cash flow from operations of approximately $2.6 million (nine months to December 31, 2018: negative cash flow of approximately $1.2 million) , which was primarily met from existing cash, proceeds from the convertible loans and advances from the director and shareholder. As of December 31, 2019, the Company had cash of $60,675 (as at March 31, 2019:  $183,439).

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

The Company is seeking to raise capital to implement the Company's business strategy. In the event additional capital is not raised or alternatively debt financing is not available, the Company may seek a merger or outright sale.

Investing activities

For nine months ended December 31, 2019, Plyzer Spain purchased furniture and equipment of approximately $84,000 and the Company invested approximately $86,000 in a private company in Spain.

There was no new investment during the nine months ended December 31, 2018.

Financing activities

During the nine months ended December 31, 2019, the Company raised approximately $1 million through private placement including $50,000 on exercise of warrants (see Note 8 of the unaudited consolidated footnotes for the period), approximately $2.6 million through convertible notes and settled convertible notes of approximately $1.4 million in cash (see Note 6 of the unaudited consolidated footnotes for the period) and borrowed net of $451,455 from the director and a shareholder ( see Note 10 of the unaudited consolidated financials for the period).

The Company raised net $1.2 million of which approximately $0.9 million from debt financing net of debts settled in cash and $250,000 in subscription received under a private equity financing during the nine months ended December 31, 2018.

Going Concern

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have an accumulated deficit of approximately $39 million. The Company realized a net loss of approximately $8.2 million and $23 million, respectively, for the nine months ended December 31, 2019 and 2018. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s subsidiary, Plyzer Spain has enrolled some customers and generated a small revenue for the nine months ended December 31, 2019. It has also made extensive efforts in securing more customers and increasing its revenues. The Company continued to secure additional convertible loans and equity financing and has raised net of approximately $307,000 to date through debt and equity financing and continue to secure new clients. However, there is no guarantee that efforts to raise further financing  will success or result in the availability of the required funding.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended December 31, 2019 except that Plyzer Spain which became operative during the period has its own accountant and control system which are not overseen by anyone at the corporate level.

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

101

*The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 has been formatted in Extensible Business Reporting Language (XBRL): (i) Balance Sheet, (ii) Statement of Operations, (iii) Statement of Cash Flows, and (iv) Notes to Financial Statements

------------

*Filed herewith.

(b) The following sets forth the Company's reports on Form 8-K that have been filed during the quarter for which this report is filed:

Current reports on 8-K filed on June 20, 2019 and on January 8, 2020

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Plyzer Technologies Inc.

By: /s/ Terence Robinson

Terence Robinson

Chief Executive and Financial Officer,

President and Chairman of the Board*

Date:  April 6, 2020

*   Terence Robinson has signed both on behalf of the registrant as a duly authorized officer and as the Registrant's principal accounting officer.